Form 10-K
period 2005-12-31
Innophos Investment Holdings, Inc.
filed 2006-03-31
CIK 1325945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 333-129954

INNOPHOS INVESTMENTS

HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2263414
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

259 Prospect Plains Road Cranbury, New Jersey	08512
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 495-2495

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, the registrant had 297 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Unless required by law, we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, which may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in this Form 10-K.

Unless the context otherwise indicates, all references in this report to the “Company,” “Innophos,” “we,” “us” or “our” or similar words are to Innophos Investments Holdings, Inc., and its direct wholly owned subsidiaries. Innophos Investments Holdings, Inc. is a Delaware corporation, and was incorporated January 31, 2005.

ii

PART I

ITEM 1.    BUSINESS

Our Company

We are a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications. Sales for the year ended December 31, 2005 were $535.5million.

Our principal products include: (1) purified phosphoric acid, (2) specialty salts and acids, and (3) technical grade sodium tripolyphosphates, or STPP, and other products. Specialty salts and acids and STPP are the two major types of phosphate derivatives produced using purified phosphoric acid. In 2005, purified phosphoric acid, specialty salts and acids, and STPP and other represented 22.3%, 53.1%, and 24.6% of our sales, respectively.

Purified phosphoric acid is used to make downstream phosphate derivatives and is also used directly in beverage applications and in water and metal treatment applications. Specialty salts are used in a variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications such as in: (1) bakery products as a leavening agent, (2) meat and seafood products for moisture, tenderness, and to enhance shelf-life, (3) dairy products to control melting and gelling, add calcium fortification, and to act as a preservative, (4) pharmaceutical and nutritional tablets as excipients or calcium additives, (5) oral care products as a toothpaste abrasive for whitening and anti-tartar, (6) technical applications such as water treatment and metal finishing, and (7) specialty fertilizers as essential nutrients. Specialty acids are used in a variety of industrial applications such as asphalt modification and petrochemical catalysis. STPP is a phosphate derivative primarily used in auto-dishwashing and detergents.

We have long-term relationships with our top customers, with the average relationship over 15 years. We work closely with many of our customers to tailor our products to the technical performance and quality standards specific to their requirements and develop new products to meet their changing needs. Our specialty chemicals are often critical ingredients in the formulation of our customers’ products, but often represent only a small portion of their product costs.

We offer a broad product offering of specialty phosphates in North America from our seven manufacturing facilities, four of which are located in the United States, two in Mexico and one in Canada.

History

Beginning with the formation of Albright & Wilson (A&W) in 1865, we have had a long and successful history in specialty phosphates. From our beginnings as an STPP manufacturer, we have diversified, through internal expansion and acquisition, into a vertically integrated producer competing across nearly all of the specialty phosphates value chain.

Competitive Strengths

Specialty Chemicals Niche. We are a producer of purified phosphoric acid in North America, and one of the top two suppliers with respect to each of the product lines in which we compete in specialty phosphates. We work closely with many of our customers to tailor our products to the technical performance and quality standards specific to their requirements and collaborate with their technical teams in modifying our formulations to support their product development efforts. Our specialty chemicals are often critical ingredients in the formulation of our customers’ products, but often represent only a small portion of their product costs.

Domestic Purified Phosphoric Acid Supply. We are a producer of downstream phosphate derivatives in North America and vertically integrated into purified phosphoric acid using the low-cost purified wet acid process. We produce more than 75% of our purified phosphoric acid needs internally and source the rest through a long-term contract.

Manufacturing Facilities. Over the past five years we have invested approximately $87 million to reconfigure and upgrade our manufacturing sites. These expenditures have helped to optimize our footprint for sourcing products. We have successfully converted substantially all of our phosphoric acid capacity from the energy-intensive thermal acid process to the lower-cost purified wet acid process.

Broad Product Range and Geographic Coverage. Our broad product range gives us the ability to serve clients across a variety of industries, including food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial sectors. Our expertise spans across the specialty phosphates value chain, from the manufacturing of purified phosphoric acid to the production of downstream phosphate derivatives. This breadth of product coverage provides us with relative stability through economic cycles due to the diversity of our revenue across end-use applications. In addition, with seven production sites across North America (four in the U.S., one in Canada and two in Mexico), we have a geographically broad manufacturing footprint in North America and are well positioned to continue serving our dispersed customers across the region, as well as our export customers.

Long-Term Relationships with Industry Leading Customers. We have maintained long-standing relationships with many of the leading names in the food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial sectors. We have long-term relationships with our top customers with the average relationship over 15 years. We have established our position with these customers by reliably supplying them with our high quality products. In addition, we have focused on providing value-added sales and technical support while collaborating with our customers’ technical teams to improve product performance.

Technical and Product Development Capabilities. We believe that our technical expertise and strong customer focus position us as an innovator in specialty phosphates technology and applications. We have developed significant new product applications and technologies that have enabled us to strengthen our position in the specialty phosphates market. For example, we have developed a new line of phosphate additives which enhance the durability of asphalt at extreme temperatures. We continue to improve on these products as we learn from our customers what additional properties they are seeking in asphalts. We also work closely with customers to tailor our products to their specific requirements and develop new products to meet their changing needs. In response to customer demands, we have introduced a line of phosphates for the meat industry which has a more neutral pH and dissolves more quickly. Our research and development efforts have contributed to our growth, strengthened our long-standing customer relationships and expanded our addressable market.

Our Industry

Background

The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways: (1) the thermal acid method in which the phosphate rock is smelted into elemental phosphorus which is then burned in a furnace, and subsequently hydrated to produce thermal acid; or (2) the purified wet acid method in which mined phosphate rock is treated with sulfuric acid to produce merchant green acid which is (a) neutralized by chemical purification to make STPP or (b) purified through solvent-based extraction into purified wet acid. The conversion of merchant green acid into high purity wet acid is a technically complex and capital-intensive process.

Purified phosphoric acid produced via the thermal acid process is based on the combustion of elemental phosphorus and is, therefore, highly energy-intensive and costs more on a variable cost basis than purified phosphoric acid produced via the purified wet acid process. Over the last several years the less energy intensive purified wet acid route has become the dominant North American technology with specialty phosphate manufacturers due to its lower variable cost. We currently use purified wet acid for nearly all of our specialty phosphate manufacturing needs.

Purified phosphoric acid can be reacted with appropriate mineral salts to produce various specialty phosphate salts or STPP as required. Purified phosphoric acid can also be concentrated or blended with an inorganic medium to produce various specialty acids.

Market Definition and Size of Product Lines

We compete in the specialized and diversified specialty phosphates market. Unlike agricultural phosphates, which are commodity chemicals used primarily as fertilizers and livestock feed supplements, specialty phosphates are used primarily in a diverse array of food and beverage, consumer products, and pharmaceutical and nutritional supplements, which we believe contribute to higher margins and more stable volume growth.

The North American specialty phosphates market in 2003 was estimated to be approximately $1.1 billion. There are three major product categories, which include purified phosphoric acid as the key intermediary and two major downstream phosphate derivatives: (i) specialty salts and acids and (ii) STPP. Of the total $1.1 billion specialty phosphate market size in 2003, purified phosphoric acid represented approximately $290 million, specialty salts and acids represented approximately $540 million and STPP represented approximately $280 million.

Product Lines	2003 Estimated Market Size	Examples of End Use Applications
	(millions)
Purified Phosphoric Acid	$290	Beverage flavor enhancer, water and metal treatment

Specialty Salts and Acids	$540	Bakery leavening, pharmaceutical tablet excipients, dairy, oral care, specialty fertilizers, water and metal treatment

STPP-Technical grade	$280	Auto-dishwasher detergents, home laundry detergents, industrial and institutional cleaners

Total market size	$1,110

[Source: British Sulfur Consultants]

Key Product Lines

Purified Phosphoric Acid

Description. The purified phosphoric acid market was approximately $290 million in 2003. The product is a higher purity phosphoric acid, distinct from the low-grade merchant green phosphoric acid used in agricultural fertilizer production.

End Use. Purified phosphoric acid is used to make the downstream phosphate derivatives, specialty salts and acids and STPP, and is also used directly in beverage applications as a flavor enhancer, and in water treatment. Purified phosphoric acid is used internally by market participants in the production of downstream phosphate derivatives and sold to third-party phosphate derivative producers in the merchant market. End-user sales are made to carbonated beverage producers, municipal water treatment centers and metal treatment companies.

Competition. We believe we are the largest producer of purified phosphoric acid in North America. Our major competitor in phosphoric acid is PCS, a global fertilizer company for which specialty phosphates represents a small part of their business. We consume the majority of our production in our downstream operations and sell the remainder to the North American merchant market and other downstream phosphate derivatives producers. We compete with PCS, who recently announced an expansion for a fourth train of purified phosphoric acid scheduled for completion by the end of the first half of 2006. Other than minor potassium phosphate salts produced mainly for us through a tolling arrangement, PCS does not have downstream industrial grade phosphate derivative production capacity.

Specialty Salts and Acids

Description. The specialty salt and acids market was approximately $540 million in 2003 and is comprised of a diverse range of specialty phosphate derivate salts and acids. These salts and acids are engineered derivatives of purified phosphoric acid and various mineral salts (primarily sodium, calcium, potassium, and ammonium salts).

End Use. Specialty salts and acids are used in a variety of food and beverage, pharmaceutical, and nutritional supplements, and consumer product applications including:

End Use	Purpose

Bakery products	Acts as a leavening agent

Meat and seafood products	To promote moisture and tenderness, and to act as a preservative

Dairy products	To control melting and gelling, fortification, and enhance shelf-life

Pharmaceutical and nutritional tablets	As excipients or calcium supplements

Oral care products	As a toothpaste abrasive for whitening and anti-tartar

Technical applications	Water treatment and metal finishing

Specialty fertilizers	As essential nutrients in horticultural applications

Asphalt	To increase the resistance of asphalt roads to cracking and rutting

Each salt or acid blend typically has a number of different applications and end-users. For example, calcium phosphate is used both as a leavening agent in bakery products and to control acidity levels in beverage applications. However, several food grade salts are unique to the customer in their particular end use application. Manufacturers work directly with the end-users to tailor products to their required specifications.

Competition. Our major competitor in the downstream specialty salts and acids is ICL Performance Products, part of Israel Chemicals Ltd., with operations in both North and South America.

Sodium Tripolyphosphate (STPP)

Description. The technical grade sodium tripolyphosphate, or STPP, North American market was approximately $280 million in 2003. STPP is a specialty phosphate derived primarily from reacting phosphoric acid with a sodium alkali.

End Use. STPP is a key ingredient in cleaning products including laundry detergents, auto-dishwasher detergents, and industrial and institutional cleaners. In addition to its use in detergents, STPP is also used in water treatment, clay processing, and copper ore processing. In Mexico, STPP remains the primary building block in most home laundry detergents. Over 90% of the end-use market for STPP is derived from food and consumer product applications.

Competition. Our major competitor in STPP is Quimir, which is a part of the DESC SA de CV group in Mexico and imports from China. Quimir produces primarily STPP at three manufacturing locations in Mexico.

Stable Industry Characteristics

We believe the specialty phosphates market in North America is a stable specialty chemicals niche market because of its steady volume growth and low threat of new entrants. Unlike certain commodity-like chemical segments, which tend to be cyclical, specialty phosphates exhibit stable demand characteristics through economic cycles, due to the majority of industry demand being derived from food and beverage, consumer products, and pharmaceutical and nutritional supplements end-use applications. We believe that our industry has a low threat of new entrants due to the high capital costs of building new assets, the technical complexity required in developing highly specialized products, the approvals required by industry associations, government agencies and customers, the significant sales and support infrastructure demanded by our customers, and the logistical challenges and high freight costs that potentially disadvantage import producers. Along with the low threat of new entrants, we believe many customers are reluctant to switch specialty phosphate suppliers, which provides additional stability for existing market leaders. We provide many of our customers with specialized and engineered products, which provide critical functionality often at a low fraction of their total product cost. The decision to switch suppliers for many of our customers involves potential engineering and testing costs, product quality risks, availability concerns, and timing constraints, all of which we believe create significant disincentives to switch suppliers.

Changing Industry Structure

Over the last few years, the North American specialty phosphates industry has undergone significant changes, which we believe have improved the business prospects of the industry and its major producers. Each of the three major specialty phosphate product categories has consolidated over the past decade in North America: (1) Innophos and Potash Corporation of Saskatchewan, or PCS, are the major producers of purified phosphoric acid, (2) Innophos and ICL Performance Products are the major producers of specialty salts and acids, and (3) Innophos and Quimir are the major producers of STPP. Additionally, capacity has been eliminated across all three major specialty phosphate product categories. During the last approximately eighteen months, ICL Performance Products (formerly known as Astaris) closed three manufacturing plants that produced purified phosphoric acid, specialty salts, and STPP, which increased industry capacity utilization in North America to over 90% in downstream phosphate derivatives. Finally, import producers, which have historically had low penetration in the North American specialty phosphates market, have been further disadvantaged by several recent trends, including energy supply constraints, limited product availability, high freight costs and currency fluctuations.

Consolidation. Consolidation has been most dramatic for 2005 in the phosphate salts and acids product line. In the early 1990s, the market was composed of six producers: Rhone-Poulenc, Albright and Wilson (“A&W”), Olin, FMC, OxyChem and Monsanto. In the early-1990s, OxyChem was acquired by FMC and Olin was acquired by the A&W joint venture with PCS. In 1997, Monsanto spun off its specialty phosphates business as

Solutia Phosphates, which subsequently merged in 2000 with FMC’s phosphates business to form Astaris. In early 2000, Rhodia acquired A&W’s phosphates business. Most recently, Israel Chemicals Ltd. purchased Astaris. These steps have consolidated the specialty phosphates market from six to two major producers in each of the three major product categories. The following table summarizes phosphate industry consolidation over the last decade.

Year	Industry Development
1991	OxyChem acquired by FMC, Olin acquired by A&W JV with PCS

1994	A&W and Troy (Mexico) formed 50:50 joint venture

1995	PCS acquired Texas Gulf and creates PCS Phosphates

1997	Arcadian acquired by PCS

1997	Monsanto spun off Solutia, its specialty phosphate division

1998	A&W completed buyout of Troy JV in Mexico Rhodia formed from Rhône-Poulenc’s chemical business

2000	A&W acquired by Rhodia

2000	Per FTC mandate, PCS acquired A&W’s share of Aurora purified phosphoric acid capacity from Rhodia. PCS and Rhodia signed an 18-year contract extension for supply of purified phosphoric acid

2000	FMC and Solutia merged their specialty phosphates business to form Astaris, a 50:50 joint venture between the two parents

2000	Per FTC mandate, Astaris sold its Augusta, Georgia plant to Prayon

2002	Vicksburg Chemical closed its Vicksburg, Mississippi plant

2004	Bain Capital acquires Rhodia’s specialty phosphates business (Innophos)

2005	Israel Chemicals Limited (ICL) purchase of Astaris

Capacity Reduction. Over the last few years, excess capacity has been significantly reduced across all three major specialty phosphate product categories. In late 2003 and the beginning of 2004, Astaris closed three manufacturing facilities, eliminating roughly 320,000 metric tons of capacity: a phosphoric acid plant in Conda, Idaho; a specialty salts plant in Trenton, Michigan; and a STPP plant in Green River, Wyoming. In 2002, Vicksburg Chemical closed a specialty salts plant in Vicksburg, Mississippi. As a result, overall industry capacity utilization in North America increased to over 90% in downstream phosphate derivatives; however, recent industry capacity increases have been announced. In North America, PCS announced an expansion of a fourth train of purified phosphoric acid scheduled for completion by the end of the first half of 2006.

Weakening Imports. Domestic producers benefit from long-standing relationships with domestic customers, products tailored for specific customer applications, and customized packaging and shipping arrangements. As a result, imports of specialty phosphates represented less than 12% of North American unit consumption for each year from 2001 to 2003. Moreover, imports have become increasingly disadvantaged competitively in the past few years. Ocean freight cost increases have made it less economical to transport specialty phosphates from overseas. In Europe, the stronger Euro has led European imports into North America to become more expensive. In China, the energy prices have curtailed specialty phosphate production and increased product costs in the Chinese market, reducing product available for export. Recently, a slight increase of Chinese exports indicates an apparent increase in electricity availability resulting in an increase in US imports of Chinese produced phosphates as well as impact on some of our export opportunities. Notwithstanding the limited role that they play in the domestic market, the following are the primary importers into the U.S. (1) Prayon and Rotem (a subsidiary of ICL) for phosphoric acid, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (2) various Chinese and European specialty phosphate manufacturers such as Budenheim, Prayon and BK Giulini for specialty salts and STPP.

Our Products

We manufacture and distribute purified phosphoric acid together with a wide range of specialty phosphate derivatives, primarily specialty salts and acids, and STPP. We believe that the diversity of our product offering, with end use applications ranging from highly specialized food additives to water treatment, gives us a strong platform for future growth.

Our product portfolio is comprised of the following main categories:

Product Category	2005 Sales	Share of 2005 Sales
	(millions)
Purified Phosphoric Acid	$119.5	22.3%
Specialty Salts & Acids	284.2	53.1%
STPP—Technical grade and other	131.8	24.6%

Total	$535.5	100%

Purified Phosphoric Acid

We are a large producer of purified phosphoric acid in North America through our manufacturing facilities at Geismar and Coatzacoalcos. We currently use our purified phosphoric acid production both as an important input for our own manufacture of downstream phosphate derivatives and for external sales. The majority of our internal purified phosphoric acid production is consumed in our downstream operations, with the remainder being sold to the North American merchant market and other downstream phosphate derivatives producers. In order to optimize our consumption of purified phosphoric acid, we produce purified phosphoric acid internally and source purified phosphoric acid from PCS depending on cost and logistical considerations.

Specialty Salts and Acids

Specialty salts and acids are the most engineered products in our portfolio. All of our manufacturing facilities produce one or more specialty salts and acids. Over the past few decades, our research scientists and engineers have worked directly with our customers to create products that take advantage of the chemical properties of phosphates to satisfy specific end market needs. The result has been the creation of specialized niche products of specialty salts and acids used in a wide range of applications including food and beverage, pharmaceutical, and nutritional supplements, and consumer product industries. A majority of our specialty salts and acids revenue is derived from food and beverage, consumer products, and pharmaceutical end-use applications.

The following is a list of the main specialty salts and acids sold by us in 2005:

Product	Description / End Use Application
Sodium Aluminum Phosphate, Acidic and Basic	Premier leavening agent for baking mixes, cakes, self rising flours, baking powders, batter & breadings (acidic); Improves melting properties of cheese.

Sodium Acid PyroPhosphate	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; and enhances moisture and color retention in poultry and meat applications.

Sodium HexaMetaPhosphate	Water treatment applications; sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate	Leavening agent in double-acting baking powder, acidulant, and buffering agent.

Product	Description / End Use Application
Dicalcium Phosphate	Toothpaste abrasive, leavening agent, calcium fortification, and pharmaceutical excipients and nutritional supplements.

Tricalcium Phosphate	Calcium fortifier in food applications (e.g. orange juice, cereals, and cheese); flow aid; and additive in expandable polystyrene, pharmaceutical excipients, and nutritional supplements.

Ammonium Phosphates	High-end soluble fertilizers products for horticultural use, flame retardant, tobacco additives, and culture nutrient.

Potassium Phosphates	Water treatment applications, nutritional supplements that aid in re-hydration, acidulant, and buffering agent.

Specialty Acids	Improve performance and properties of asphalt; electronic applications; acidulant in beverages (e.g. colas) and cheese; and anti-microbial agent.

Sodium Blends	Improves yield, tenderness, shelf life, and moisture and color retention in meat, seafood, and poultry applications.

Other	Baking powders, gelling agent in puddings, and cheese emulsifier.

As a result of the highly specialized nature of the products, their value and importance to our customers, and their relatively low share of input costs to the customers’ manufacturing process, we are able to realize above average margins in the specialty salts and acids category relative to our other product offerings.

Sodium Tripolyphosphate (STPP)

We produce technical grade STPP at our plant in Coatzacoalcos primarily for the Mexican market and at our plant in Port Maitland for the U.S. and Canada markets. In Mexico, the powder form of STPP is used as the primary builder in laundry detergents. In the U.S. and Canada, technically differentiated grades of granular STPP are formulated for specific end uses, including auto-dishwashing and institutional cleaners. We have sustained our strong position in North America by modifying our products to meet our customers’ changing needs.

Other

We have a Granular Triple Super Phosphate, or GTSP, fertilizer product line produced at the Coatzacoalcos facility. GTSP is used throughout Latin America for increasing crop yields in a wide range of agricultural sectors. GTSP is made from the by-products of the purified wet acid manufacturing process. We have not placed emphasis on developing this fertilizer product line, but continue to offer it as a convenient method of achieving overall production efficiency.

Our Customers

Our customers include a variety of well-known food and beverage and consumer products companies. We have had long-term relationships with our top customers, with the average relationship over 15 years. We work closely with many of our customers to tailor our products to the technical performance and quality standards specific to their requirements and to develop new products to meet their changing needs. Our specialty chemicals are often critical ingredients in the formulation of our customers’ products, but often represent only a small portion of their product costs. As a result, we believe the risks of switching suppliers mostly outweigh the potential gains for many of our customers, especially in the specialty salt and specialty acid product categories.

Our Suppliers

Our purchases range from basic phosphate rock to end products used directly for resale through tolling arrangements with other manufacturers of phosphates. However, most of our purchases are basic inputs. As a result, we have placed significant emphasis on securing favorable and stable relationships with key suppliers to ensure timely and cost effective delivery of raw materials to our North American manufacturing facilities. We have secured the supply of our key raw materials, specifically phosphate rock, merchant green acid for purified phosphoric acid production and purified phosphoric acid for downstream salt production, through long-term agreements with suppliers.

Merchant Green Acid

We produce merchant green acid in Mexico, and source from two suppliers, PCS and OCP. Merchant green acid is used for the production of purified phosphoric acid, the main raw material for the production of our downstream salts and acids. A substantial portion of our merchant green acid supply is contractually guaranteed through a long-term agreement with PCS, whose initial term expires in July 2011 with renewal options through 2031. As a result of this agreement, the price that we pay for merchant green acid is established based on a pre-determined formula.

Purified Phosphoric Acid

The key raw material input for all of our downstream salt operations is purified phosphoric acid. Despite the existence of captive purified phosphoric acid manufacturing operations at Coatzacoalcos and Geismar, from which we sell purified phosphoric acid to third parties, we also require additional supply of purified phosphoric acid from third parties to optimize our consumption of purified phosphoric acid. In order to satisfy our needs for purified phosphoric acid, we have entered into a long-term agreement with PCS to supply us with purified phosphoric acid. This agreement, which has an initial term that expires in 2018, establishes prices annually based on a pre-determined formula.

Phosphate Rock

Phosphate rock is used in the production of the merchant green acid that is later purified to produce purified phosphoric acid. Due to the importance of phosphate rock in the production of purified phosphoric acid, and therefore downstream salt and acid production, we have entered into a long-term agreement with OCP for the supply of phosphate rock. The initial term of this agreement expires in 2010, with automatic renewals for new successive periods of five years unless terminated by either party giving the other no less than one year written notice before the start of the new period.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies to strengthen our position as the leading North American specialty phosphates manufacturer. We focus on:

•	developing new or improved specialty phosphate products based on our existing product line and identified or anticipated customer needs;

•	creating specialty phosphate products to be used in new applications or to serve new markets;

•	providing customers with premier technical services as they integrate our specialty phosphate products into their products and manufacturing processes;

•	ensuring that our products are manufactured in accordance with our stringent health, safety and security policies and objectives; and

•	developing more efficient and lower cost manufacturing processes.

We have focused on a customer driven approach to developing new products, applications and processes. Through regular direct contact with our key customers as well as selected joint partnership agreements, our research and development personnel become aware of evolving customer needs as early as possible and so anticipate their evolving requirements. This early knowledge allows us to develop new products and alter existing products to best meet our customer’s continually evolving needs. For example, we have developed a new line of leavening agents for use in the production of low-sodium foods in addition to leavening agents specifically targeted at microwave baking. We also work to develop new applications for phosphates to grow our market. For example, we have developed our Innovalt™ line of phosphate derivatives that are used to improve the durability of asphalt. We have a strong product pipeline and continue to focus our research and development efforts.

Our research and development expenditures were $2.2 million for the year ended December 31, 2005, $1.0 million in the period August 14, 2004 to December 31, 2004, and $3.1 million for the period January 1, 2004 to August 13, 2004.

Information Technology

The majority of our current information technology systems were implemented in 1997 as part of an extensive process re-engineering project within Rhodia. During the year 2000 compliance upgrades, applications were selected based on their individual features and capabilities, and custom interfaces were constructed to create a fully integrated information technology platform.

We currently use a range of different information technology solutions to improve and facilitate plant management, supply chain management, customer relations, logistics, resource planning, risk management control, and finance. We have continually sought to implement optimal software and hardware solutions to ensure the functionality necessary to minimize production and shipment errors and maximize operating efficiency.

We initially contracted with Rhodia Inc. to provide transitional information technology services in the U.S. and Canada for an initial period of 12 months with a six-month service renewal which expired on February 13, 2006. With the assistance of external consultants we put a project in place to build our own independent IT infrastructure, along with migrating over our existing application systems. This project was successfully completed and all Information Technology services for Innophos are completely separated from Rhodia.

Environmental Compliance

Our operations, which involve the use, handling, processing, storage, transportation, and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the application of such laws and regulations, and changes in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the

Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million with $0.7 million recorded in the period August 14, 2004 to December 31, 2004 and $0.4 million recorded in the period ended December 31, 2005.

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its now-shuttered fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment (“MOE”). Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and would be asked to participate in the resolution. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Purchase and Sale agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites in the future (including sites to which we may have sent hazardous waste). We continue to investigate, monitor or cleanup contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage, and insurance coverage. Accruals for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations and cleanups and the ongoing nature of the investigations and cleanups at our sites, we are unable to predict precisely the nature, cost and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.

Although our environmental policies and practices are designed to ensure material compliance with federal, state, local, and international environmental laws and regulations, future developments, and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current, or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities.

Intellectual Property

We rely on a combination of patent, copyright, and trademark laws to protect certain key intellectual aspects of our business. In addition, our pool of proprietary information, consisting of manufacturing know-how, trade secrets, and unregistered copyrights relating to the design and operation of our facilities and systems, is considered particularly important and valuable. Accordingly, we protect proprietary information through all legal means practicable. However, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent all unauthorized use by others. While we consider our copyrights and trademarks to be important to our business, ultimately our established reputation and the products and service we provide to the end customer are more important.

Insurance

In the normal course of business, we are subject to numerous operating risks, including risks associated with environmental, health and safety while manufacturing, developing and supplying products, potential damage to a customer, and the potential for an environmental accident.

We currently have in force insurance policies covering property, general liability, excess liability, workers’ compensation / employer’s liability, and product liability. All of these policies are in amounts that we believe are consistent with industry practices and provide that we pay a deductible on each claim. We believe that we are appropriately insured for the insurable risks associated with our business.

Employees

As of December 31, 2005, we had approximately 1,118 employees, of which 693 were unionized hourly wage employees. We currently employ both union and non-union employees at many of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced work stoppages and strikes from time to time, most recently a six-week strike at our Port Maitland facility in summer 2003. We are a party to a collective bargaining agreement with the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local No. 743 through January 16, 2008 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 23, 2007 at the Nashville facility; the Warehouse, Mail Order, Office Technical and Professional Employees Union, Local No. 743 through June 17, 2008 at the Chicago (Waterway) facility; the United Steelworkers of America, Local No. 6304, through April 30, 2008 at the Port Maitland facility; and Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Similares y Conexos de la República Mexicana, at the Coatzacoalcos, Mexico facility. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June, 2006.

A detailed listing of our employees by facility as of December 2005 is as follows:

Facility	Total
Cranbury, New Jersey	96
Chicago Heights, Illinois	176
Nashville, Tennessee	150
Mission Hills, Mexico [1]	3
Chicago, Illinois (Waterway)	28
Mississauga, Canada	4
Port Maitland, Canada	80
Geismar, Louisiana	28
Coatzacoalcos, Mexico [2,3]	553

Total	1,118

1	Represents only Innophos employees.
2	Headcount includes administrative staff at Mexico City, Mexico.
3	Includes 32 temporary employees.

ITEM 1A.    RISK FACTORS

Risks Related to the Company

We depend to a significant extent on the availability and pricing of certain raw materials. Any interruption in, or increase in pricing of, our supply of raw materials could adversely affect our business and operating results.

Our principal raw materials consist of MGA (Merchant Green Acid), purified phosphoric acid, phosphate rock and energy (principally natural gas). Our raw materials are generally purchased pursuant to long-term supply contracts which are typically priced according to predetermined formulae based on available price indices or market prices. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. In many cases, our contracted selling prices for our products are fixed for a period of one year, which increases our exposure to volatility in raw materials prices. The principal raw materials used in our business include the following:

Merchant Green Acid. A substantial portion of our merchant green acid is supplied to us by PCS. We are a party to a long-term contract with PCS that extends through July 2011 (with renewal options through 2031), the price of which varies based on the price of raw materials, including phosphate rock, and other cost variables. Some portion of our merchant green acid supply is provided to us by Office Cherifién des Phosphates (“OCP”), a Moroccan-based company, which supplies merchant green acid to our facility in Coatzacoalcos, Mexico.

Purified Phosphoric Acid. Purified phosphoric acid is the principal raw material input for our Chicago (Waterway), Illinois, Chicago Heights, Illinois, Port Maitland, Canada and Nashville, Tennessee and Mission Hills, Mexico facilities. Most of our purified phosphoric acid requirements that are not produced internally are met pursuant to a long-term contract with PCS that extends through 2018, the pricing of which varies based on the price of raw materials, including phosphate rock and other cost variables.

Phosphate Rock. Phosphate rock is sourced from OCP pursuant to a long-term supply contract that extends through 2010. Phosphate rock is also used for fertilizer production and the cost of this material is mainly driven by demand conditions in the fertilizer market and freight costs, which are volatile.

Natural Gas. Natural gas prices have experienced significant volatility in the past several years. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of and demand for natural gas, market uncertainty, and other factors that are beyond our control, including:

•	worldwide and domestic supplies of natural gas;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain oil price and production controls;

•	the impact of political instability and terrorist activities within OPEC member states on the available supply and pricing of fossil fuels; and

•	the overall economic environment.

In addition, natural gas is often a substitute for petroleum-based energy supplies and natural gas prices are positively correlated with petroleum prices. Future increases in the price of petroleum (resulting from increased demand, political instability and other factors) may result in significant additional increases in the price of natural gas. We typically purchase natural gas at spot market prices for use at our facilities. From time to time, we enter into longer term, fixed price natural gas contracts which serves to reduce some of the volatility in the price.

In addition, certain of our suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to adjust to meet increasing or changes in demand may prevent them from continuing to supply raw materials in the quantities and the quality and at the times we require, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources if required could result in delays and increased costs in our operations or our inability to properly maintain our existing level of operations. Such occurrences could have a material adverse effect on our business, financial condition, and results of operations.

The results of certain of our businesses are significantly dependent on long-term contractual arrangements with suppliers.

The results of certain of our business activities depend on long-term or renewable contracts. In particular, we rely to a significant degree on single-source supply contracts. For example, less than 25% of our purified phosphoric acid needs are sourced from PCS. Furthermore, we seek to procure our major requirements for key raw materials pursuant to medium or long-term contracts.

In certain cases these contractual relationships may be with a relatively limited number of suppliers. Although most of our major supplier relationships are typically the result of multiple contractual arrangements of varying terms, in any given year certain of these contracts may come up for renewal. We cannot guarantee that we will be able to renew these contracts on acceptable terms, which could adversely affect our results of operations or financial condition. In addition, from time to time we enter into toll manufacturing agreements or other arrangements to produce minimum quantities of product for a certain number of years. If we experience delays in delivering product, we may be subject to indemnities, which could be significant.

Continued pricing pressures by our customers and increased competition may adversely affect our results of operations.

We have in the past experienced pricing pressure from customers in our markets in which we compete. We took steps to reduce costs and resist possible price reductions; however, price reductions have in the past impacted our sales and profit margins. If we are not able to offset future price pressure through improved operating efficiencies and reduced expenditures, price reductions may have a material adverse effect on our results of operations.

We face significant competition in each of our markets. In the specialty chemicals industry, competition is based upon a number of considerations, including product differentiation and innovation, product quality, and supply reliability. In addition, in some market segments, our products are subject to price competition due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. New products or technologies developed by competitors may also have a material adverse impact on our competitive position. Recently announced expansions, such as the PCS expansion scheduled for startup in 2006, ICL’s ammonium phosphates in Israel, and others as they may develop, may have a negative impact on performance.

Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and results of operations.

Our future operating results will depend to an extent on our ability to continue to introduce new products and applications that offer distinct value for our customers. Many of our products could be affected by technological change and new product introductions and enhancements. We expect to continue to enhance our existing products and identify, develop, and manufacture new products with improved capabilities, and make improvements in our productivity in order to maintain our competitive position. We intend to devote resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that:

•	we will be successful in developing new products or systems or bringing them to market in a timely manner;

•	products or technologies developed by others will not render our offerings obsolete or non-competitive;

•	our customers will not substitute our products with competing products or alternate technology;

•	the market will accept our innovations; or

•	our competitors will not be able to produce our core non-patented products at a lower cost.

Following the Acquisition, we entered into various supply, sales agency, and transition services arrangements with Rhodia and its affiliates to facilitate the continuity of our business operations post-closing. We rely, to a significant extent, on Rhodia’s ability to perform its obligations under these ancillary agreements.

Rhodia has put a restructuring plan in place in an effort to reduce its overall leverage and improve its balance sheet. Rhodia’s ability to meet its financial obligations and to finance its operations depends on the success of its restructuring plan and its ability to refinance debt maturing in the medium-term which will depend on its ability to secure new sources of financing.

We cannot provide you with any assurance that Rhodia’s restructuring efforts will ultimately be successful. If Rhodia were to become insolvent or were to file for bankruptcy protection, we cannot assure you that Rhodia would continue to perform all of its obligations, including indemnification obligations, under our agreements with them. Such non-performance could have a material adverse effect on our business, financial condition, and results of operations, and could materially impair our ability to operate successfully as a stand-alone organization. See “Certain Relationships and Related Party Transactions.”

Because our historical and pro forma financial information may not be representative of our results as a combined entity, you have limited financial information on which to evaluate our business.

We have had a very limited history of functioning as a stand-alone entity and our operations were not previously managed on a stand-alone basis. As a stand-alone entity, we no longer enjoy many of the benefits associated with being part of the Rhodia organization such as research and development resources, marketing organization, and managerial expertise. Our prospects should be considered in light of the numerous risks commonly encountered in new stand-alone organizations. The historical financial statements and pro forma financial statements presented in this prospectus may not reflect what our results of operations, financial position, and cash flows would have been had we operated on a stand-alone basis and may not be indicative of what our results of operations, financial position, and cash flows will be in the future.

We have identified material weaknesses in our internal controls over financial reporting.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company became a SEC registrant on February 14, 2006 upon registration of its debt via Form S-4. The Company is not currently subject to Exchange Act rules concerning Section 404 of the Sarbanes-Oxley Act.

Based on the Company’s current designation as a non-accelerated filer, we will be required to be fully compliant with Section 404 of the Sarbanes-Oxley Act by the end of 2007. Prior to the August 2004 transaction, the Company was part of a much larger entity which provided from a shared service center many of the support functions that the Company must now perform as the Company continues to transition to a stand-alone entity.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, our management concluded that the Company had the following material weaknesses:

•	The Company did not have effective controls over access to key financial systems and data, including formal procedures over recording and approving non-standard journal entries. Specifically, effective controls were not designed and in place to appropriately segregate the initiation, authorization and recording duties within the organization. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls to ensure accuracy and completeness of accounting entries primarily relating to cut off of certain revenue and expenditure activity. Specifically, the Company did not have controls designed and in place to ensure that written policies and procedures related to cut-off activities were sufficient. This control deficiency resulted in adjustments impacting the fourth quarter of 2005 financial statements. In addition, this control deficiency could result in a misstatement of certain revenue and expenditure accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls over the completeness and accuracy of income tax accounts as reported under generally accepted accounting principles, including calculations of deferred tax assets and liabilities and income tax expense. Specifically, the Company does not have personnel with the appropriate level of technical tax experience and training necessary to ensure that the Company’s income tax accounts were in accordance with generally accepted accounting principles of the United States. This control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies described above constitutes a material weakness.

In response to these and prior year material weaknesses management has:

•	Improved its controls concerning customer rebate contract documentation and accounting.

•	Continue to improve its training of staff, monitoring of tax law changes, and its reporting controls concerning income tax reporting and account valuation.

•	Developed a plan for, and made progress in, upgrading its financial systems to improve the controls related to access of financial information, the design of its information systems, and segregation of the Company’s initiation, authorization and recording duties, including the processing of non-standard journal entries.

•	Improved its monitoring, communications, and controls related to subsidiary accounts.

•	Performed a staffing analysis of, and began adding permanent, contract, and consulting staff to its financial organization.

While the remediation measures have improved the design effectiveness of internal controls over financial reporting, certain of the newly designed controls either were not operating effectively as of December 31, 2005 or had not operated for a sufficient period of time prior to that date to demonstrate operating effectiveness. This included the areas related to income taxes, access to information systems and data and cut-off of certain accounts.

As noted, the Company is continuing to develop financial capabilities and has recognized additional accounting staff is needed. In response, a staffing plan has been developed and is being implemented.

Management also recognizes that it will need to create an independent information technology platform, enhance its reporting processes and implement additional financial and management controls. Efforts are underway to accomplish these objectives.

In addition, the Company, with the help of internal control consultants, has developed and continues to implement specific action plans to enhance the reliability and effectiveness of our internal control over financial reporting. These actions include:

•	Strengthening functional reporting lines between the US corporate office and our foreign subsidiaries.

•	Strengthening our procurement and payment procedures.

•	Engaging an outside service to establish a confidential compliance hotline.

•	Upgrading and making improvements in our use of information systems.

•	Established an internal audit function.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality.

As of December 31, 2005, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described above, the Company’s disclosure controls and procedures were not effective as of December 31, 2005. However, management has performed additional procedures as a result of the material weaknesses and believes that the financial statements included in this report present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

We may be adversely affected by environmental, safety, and production and product regulations or concerns.

Our operations, which involve the use, handling, processing, storage, transportation, and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs.

We could also incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, including, for example, if we were required, notably, to dispose certain hazardous wastes, including radioactive wastes, that we currently store on-site, at off-site locations.

Currently, we are involved in a number of compliance and remediation efforts and legal proceedings concerning health and safety and environmental matters. We spent approximately $1.5 million expenditures for environmental improvement projects in 2005. However, health and safety and environmental matters cannot be predicted with certainty, and these amounts may not be adequate for all purposes. In addition, the development or discovery of new facts, events, circumstances or conditions, and other developments such as changes in the law or the interpretation or enforcement thereof, could result in increased costs and liabilities.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites to which we may have sent hazardous waste) in the future. We continue to investigate, monitor or cleanup contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage, and insurance coverage. Accruals for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations and cleanups and the ongoing nature of the investigations and cleanups at our sites, we are unable to predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.

Although our environmental policies and practices are designed to ensure material compliance with federal, state, local, and international environmental laws and regulations, future developments, and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current, or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities.

Finally, certain additional product regulations may be implemented in the future. In particular, certain jurisdictions have threatened to further regulate or ban the use of phosphate based products in auto-dishwashing detergents. Washington State has recently enacted such legislation, effective in several counties in 2008 and state-wide in 2010. Such a ban, if instituted in multiple jurisdictions or throughout the United States could have a material adverse impact on our business. In addition, although phosphates have already been banned in home laundry detergents in the United States, phosphates are still permitted in many Latin American regions. However we cannot assure you that such a ban may not be implemented in some or all of these Latin American markets in the future.

We may be held liable for certain tax claims by the National Waters Commission of Mexico for which we might not receive indemnification or that Rhodia might not be able to pay.

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission (“CNA”) demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing (the “Salt Water Claims”), and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant (the “Fresh Water Claims”).

•	As initially assessed by the CNA, and at current exchange rates, the basic CNA claims total approximately $38.5 million (comprised of approximately $27.7 million on Salt Water Claims and $10.8 million on Fresh Water Claims).

•	There were also CNA claims for interest, inflation, surcharges and penalties under the Mexican Federal Tax Code of approximately $101.8 million (comprised of $81.3 million on Salt Water Claims and $20.5 million on Fresh Water Claims) which, when added to the basic Claims, results in an approximate total claim amount of $140.3 million at current exchange rates.

•	We believe that we are indemnified against such CNA claims, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the closing date under the terms of the purchase and sale agreement with Rhodia, from whom our business was purchased on August 13, 2004.

•	On June 13, 2005 a New York State Court entered an Order granting Innophos’ summary judgment motion on two counts, which sought declarations that the CNA claims are Taxes entitled to full indemnification under the sale agreement with Rhodia, and that Rhodia is obligated to pledge any necessary security to guarantee the claims to the Mexican government. Rhodia has appealed and briefing and oral argument before the Court has been completed.

•	On August 29, 2005, CNA ordered the revocation, on technical grounds, of the resolutions containing the Salt Water Claims in order to correct certain errors. CNA reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims.

•	Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $165.6 million at current exchange rates projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $36.0 million at current exchange rates. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required.

•	In the event the Mexican Ministry of Finance determined that security was not provided in a timely manner, or that Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain of Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

•	A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims. To the extent such judgments are not paid by Rhodia, this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time we could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

•	As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. The ultimate liability amount could be material to our results of operations and financial condition.

•	Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for the fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the purchase and sale agreement.

You should read the discussion under Item 3 “Legal Proceedings” for further information on these claims.

We may be required to pay certain duties and other charges that were temporarily exempted by the National Waters Commission of Mexico (“CNA”), in the event the CNA finds that our Coatzacoalcos, Mexico plant operations failed to comply with a water recycling agreement by the December 31, 2004 deadline.

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility. The agreement with the CNA required such action plans be completed by December 31, 2004. Under the terms of the agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

•	All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the agreement.

•	In 2005, Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and annexes known as Particular Discharge Conditions) granting the requested relief as to all discharge limits.

•	CNA regional officials may take the position that compliance with the agreement will be determined by the previous Concession Title and CNA officials could find as a result that Innophos Fosfatados was not in compliance with the terms of its agreement with CNA for the duration of the agreement.

•	In the event that Innophos Fosfatados were found not to be in compliance with the agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, would be reinstated. Innophos Fosfatados’ management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.7 million (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.4 million.

•	Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable.

You should read the discussion under Item 3 “Legal Proceedings” for further information on these claims.

Approximately 60% of our employees are unionized, and we operate under collective bargaining arrangements with several unions in our foreign and domestic facilities. At any time, and in particular as these agreements reach their expiration, we may experience labor unrest and work stoppages.

Although we believe relations with our unions are generally good, we have experienced strikes in the past, most recently a six week strike at our Port Maitland, Ontario facility in the Summer of 2003. The current collective bargaining agreement with the union expires on April 30, 2008. Accordingly, we cannot assure you that we will not encounter strikes or other types of conflicts with labor unions or our personnel or that such labor disputes will not have an adverse effect on us. In addition, in response to pressure by labor unions, governments in countries in which we have operations have, at times, actively regulated cross-border transactions, including placing limitations on imported goods. Such regulations may result in delays and increased costs for us. Our current collective bargaining agreements expire at varying times from April 2007 through June 2008 other than our agreement in Mexico. The agreement covering employees at our Coatzacoalcos, Mexico facility is for an indefinite period; wages are reviewed annually and the remainder of the agreement is subject to renegotiation bi-annually, most recently in June 2004.

We are subject to risks and uncertainties associated with our non-U.S. operations that could affect our operating results.

We have significant production operations outside the United States, primarily in Mexico and Canada. Further, approximately 40% of our revenue are through our Mexican operations and we believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations. Among those risks potentially affecting our Mexican operations are currency fluctuations and devaluations, changes in local economic conditions, unsettled political conditions and difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the United States. Risks that our Canadian operations may be subject to include changes in laws or regulations and currency fluctuations and devaluations.

Our international operations also expose us to different local political and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers and distributors.

Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social, and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could harm our business, results of operations and financial condition.

As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and a determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We sell many of our products in developing countries through sales agents and distributors that are not subject to our disciplinary procedures. Management does not have any knowledge or indication of any violation of the FCPA and while we and our subsidiaries are committed to conducting business in a legal and ethical manner, we cannot assure you that all of our agents are in full compliance with the terms of the FCPA. There has been no determination that we have violated the FCPA, but any determination that we have violated the FCPA could have a material adverse effect on us.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have an adverse effect on our competitive advantage.

We rely on the patent, trademark, copyright, and trade secret laws of the United States and other countries to protect our intellectual property rights. However, we may be unable to prevent third parties from using our intellectual property without authorization. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. If we had to litigate to protect these rights, any proceedings could be costly and divert management’s attention and resources, and we may not prevail.

We have obtained and applied for several U.S. and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. Our pending applications may not be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our trademarks and impede our marketing efforts in those jurisdictions.

We rely on a combination of contractual provisions, confidentiality procedures and agreements and patent, trademark, copyright, unfair competition, trade secrecy, and other intellectual property laws to protect our intellectual property and other proprietary rights. Nonetheless, we cannot assure you that any pending patent application or trademark application held by us will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable.

Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition or results of operations. Any findings that we have infringed or have violated the intellectual property rights of third parties could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products and require us to redesign or, in the case of trademark claims, rename our products, any of which could have a material adverse effect on our business, financial condition or results of operations.

Due to the nature of our business and products, we may be liable for damages based on product liability claims.

Many of our products are additives used in the food and beverage, consumer product, nutritional supplement and pharmaceutical industries. These additives provide performance attributes to our customers’ products. The sale of these additives and our customers’ products that include these additives involves the risk of product liability and personal injury claims, which may be brought by our customers and/or end-users of our products. While we adhere to stringent quality standards, in the course of their production, storage and transportation our products could be subject to adverse effects from foreign matter such as moisture, dust, mold, or other substances, or from excessive temperature. Historically, we have not been subject to material product liability claims, and there are no such material claims currently outstanding. However, because our products are used in the manufacturing of a wide variety of our customers’ products, including products that are ingested by people, we cannot assure you that we will not be subject to material product liability claims in the future.

Our production facilities are subject to operating hazards.

Our production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters (including the risk of a tornado at our Chicago, Illinois plants and the risk of an earthquake at our plant in Coatzacoalcos, Veracruz, Mexico), terrorist attacks, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks, and other environmental risks. We have implemented and installed various management systems and engineering controls at all of our production facilities to minimize these risks. However, these potential hazards do exist and could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental and natural resource damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental, remediation, natural resource damage, personal injury or other claims brought by governmental entities or third parties. The loss or shutdown over an extended period of operations at any of our major operating facilities or any losses related to any such claims could have a material adverse effect on our business, financial condition, results of operations, or cash flow.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly research scientists, technical sales professionals and engineers. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

The interests of our controlling shareholder may be in conflict with the interests of a holder of Notes.

Bain Capital owns securities representing a substantial majority of the voting power of Holdings’ common stock on a fully diluted basis and has the ability to elect a majority of the board of directors and generally to control the affairs and policies of Holdings. Circumstances may occur in which the interests of Bain Capital, as our indirect shareholder could be in conflict with the interests of the holders of the Notes. For example, Bain Capital may have an interest in pursuing transactions that, in its judgment, enhance the value of its equity investment in our company, even though those transactions may involve risks to you as a holder of the Notes. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” and “Certain Relationships and Related Transactions.”

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is located in Cranbury, New Jersey, with seven manufacturing facilities strategically located throughout the United States, Canada, and Mexico. Over the past five years, we have invested approximately $87 million to reconfigure and upgrade our manufacturing sites. These expenditures have helped to optimize our footprint for sourcing products. As part of this investment, we have successfully converted substantially all of our phosphoric acid capacity from the energy-intensive thermal acid process to the lower-cost purified wet acid process. As a result of our significant capital investments, we believe we have an efficient and well located asset base in North America.

We operate seven facilities which manufacture our main products of purified phosphoric acid, specialty salts and acids, and STPP and other. Our largest manufacturing facility is located in Coatzacoalcos, Mexico. We operate four medium-size plants in Chicago Heights, Illinois; Nashville, Tennessee; Port Maitland, Canada; and Geismar, Louisiana; which have production capacities collectively to produce all of our main products. We produce specialty salts in two small plants located in Chicago, Illinois (Waterway), and Mission Hills, Mexico. All of these facilities are owned with the exception of Mission Hills, Mexico, where the land is leased. We also lease facilities at Cranbury, New Jersey; Mexico City, Mexico; and Mississauga, Canada; for our commercial, administrative, and research and development employees, with Cranbury, New Jersey serving as the Company’s headquarters.

ITEM 3.    LEGAL PROCEEDINGS

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission (“CNA”) demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing (the “Salt Water Claims”), and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant (the “Fresh Water Claims”).

As initially assessed by the CNA, and at current exchange rates the basic CNA claims total approximately $38.5 million, (comprised of approximately $27.7 million on Salt Water Claims and $10.8 million on Fresh Water Claims). There were also CNA claims for interest, inflation, surcharges and penalties under the Mexican Federal Tax Code of approximately $101.8 million (comprised of $81.3 million on Salt Water Claims and $20.5 million on Fresh Water Claims), resulting in an approximate total claim amount of $140.3 million at current exchange rates. Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and is vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although CNA agreed that certain corrections were required as to its surcharge calculations) confirming their original claims totaling $31.3 million ($10.8 million in basic claims and $20.5 million in interest, inflation, surcharges and penalties). In addition, on technical grounds, CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. CNA reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on our substantive challenges to the Salt Water Claims. CNA’s responses to the appeals are due to be filed with the Court in late March and early April 2006.

Rhodia Indemnification. We believe that we are indemnified against such CNA claims, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the closing date under the terms of the purchase and sale agreement with Rhodia, from whom our business was purchased on August 13, 2004. Rhodia has assumed control of the defense of the CNA claims and acknowledged responsibility for such claims, but under a reservation of rights. Innophos asserted that it is entitled to full indemnification; Rhodia disagreed, asserting that the applicable indemnification under the purchase and sale agreement would be for breach of representations and warranties, subjecting our claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount. On December 16, 2004, Innophos sued Rhodia in New York state court seeking a determination that we are entitled to full indemnification under the purchase and sale agreement. Innophos filed a motion for summary judgment, seeking declarations that the CNA claims are Taxes under the sale agreement with Rhodia, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an Order granting Innophos’ summary judgment motion on both counts on June 13, 2005. Rhodia has appealed and briefing and oral argument before the Court has been completed.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $165.6 million at current exchange rates projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $36.0 million at current exchange rates. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determined that security was not provided in a timely manner, or that Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Fosfatados’ assets or appoint a surveyor with certain administrative powers over Fosfatados’ assets and operations to ensure compliance pending appeals.

A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges excluding interest, inflation adjustments, and penalties per year). To the extent such judgments are not paid by Rhodia, this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time we could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2005. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the purchase and sale agreement.

Mexican Water Recycling System

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility. The agreement with the CNA required such action plans be completed by December 31, 2004. Under the terms of the agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which have already been issued and upon revised limits which are expected to be issued in the near future by the CNA.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004 Fosfatados filed a petition with CNA to reflect the results of the university study and to revise discharge limits to levels which the now-improved operations can satisfy. In 2005, Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and annexes known as Particular Discharge Conditions) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance with the terms of its agreement with CNA for the duration of the agreement. In the event Innophos Fosfatados were found not to be in compliance with the agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, would be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.7 million (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.4 million. Management believes that the above amounts represent the upper range of possible damages based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded applicable discharge limits related to pH levels. If violations instead are based on different discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether CNA will make a finding of noncompliance as to any aspect of the agreement with CNA, or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2005. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Elevated Mold Complaints Concerning Dicalcium Phosphate Products

Rhodia, Inc., our agent for the marketing and sale of specialty phosphates into the pharmaceutical tablet excipient and mineral supplement markets, has notified us of several complaints by its customers concerning post-production elevated mold growth and moisture in certain lots of one of our dicalcium phosphate products, DiTAB® USP Grade/FCC Grade. The lots in question were shipped during the summer of 2005. Our products all met applicable specifications when packaged, and passed our stringent testing protocols, including those to detect mold.

We immediately began a root cause investigation, which is ongoing. Samples of the lots in question, retained by us as part of our normal practice, were tested and found not to exhibit elevated mold levels. However, initial results of the investigation suggest that post-production mold growth may have occurred or been enhanced by residual moisture in the product from uneven drying in our process, drums or drum liners from a third party supplier, and/or the relatively high heat and humidity conditions during summer transportation and storage at customer facilities.

We are working closely with customers who have raised questions or concerns, and with Rhodia to notify customers of the lots which might be affected. While the material in question met our specifications, we have offered to replace returned material, without additional cost to the customer. Fourth quarter returns were $0.3 million.

Although we have not received notice of any significant claims, one customer has requested reimbursement of non-material testing costs, and one customer has indicated that it may have to dispose of certain batches of its products not meeting its internal standards, at an unquantified cost. We cannot guarantee that we will not receive additional claims for damages or for costs incurred by customers who elect to recall their products, and if any such claims are made that they will not be material. The contingent liability for claims related to this incident is neither probable nor remote, but is reasonably possible. Such contingent liability is not estimable at this time, but we believe may range up to the limit of liability stated in our standard contracts, which is the replacement cost of our products sold to customers of the lots on which complains have been received, or approximately $0.9 million. We recorded a reserve at December 31, 2005 of $0.3 million in net sales which represents our best estimate of the value of product to be returned. We maintain commercially reasonable amounts of product liability insurance in the event of claims, but insurance does not cover recall liability.

Four customers that complained about elevated mold levels have either completed audits or asked to audit our Chicago Heights, IL manufacturing facilities where the products in question were made, and we have approved those requests. Those facilities have been audited or inspected in the past by pharmaceutical and other commercial customers, as well as government agencies, including the United States Food and Drug Administration. We have cooperated and intend to continue cooperating with such audits and inspections, have voluntarily accepted recommendations and observations and improved to improve our processes over the years. Once root cause(s) of the incidents described above are identified, we intend to take necessary corrective action.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its now-shuttered fertilizer manufacturing site located north of

Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment (“MOE”). Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the resolution. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Purchase and Sale agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

In connection with the Transaction creating the Company, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. The Company believes the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. The Company believes it has meritorious defenses, and intends to contest liability vigorously.

In addition, we are party to numerous legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically disclosed herein, we do not believe that these legal proceedings represent probable or reasonably possible liabilities. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no market for the common stock of Holdings or Innophos. As of December 31, 2005, Innophos Holdings Inc. was the one holder of record of Innophos Investments Holdings common stock, and there were 19 holders of record of Holdings’ common stock, with various Bain Capital funds holding approximately 98.5% of the total equity.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The historical financial data for the year ended December 31, 2005, for the periods August 14, 2004 to December 31, 2004, January 1, 2004 to August 13, 2004 and for the years December 31, 2003 and 2002, have been derived from our historical audited combined or consolidated financial statements. The historical financial data for the year ended December 31, 2001 was derived from unaudited combined financial statements.

On August 13, 2004, Innophos Holdings, Inc., a company formed by our sponsors, acquired 100% of the common stock of Innophos Inc. Innophos Inc. and its subsidiaries acquired from Rhodia the assets of the United States, Port Maitland, Ontario and Mission Hills, Mexico operations, as well as the common stock of certain Mexican subsidiaries. As a result, our financial statements are presented under two different bases of accounting. All historical Rhodia activity up to and including August 13, 2004 under the predecessor basis is on a combined basis, and all Innophos activity from August 14, 2004 under the successor basis is on a consolidated basis.

	Predecessor [Combined]			Predecessor [Combined]	Successor (5) [Consolidated]	Successor (5) [Consolidated]
	Year Ended December 31,			January 1, through August 13, 2004	August 14, Through December 31, 2004	Year Ended December 31, 2005
	(Unaudited) 2001	2002	2003
Statement of Operations Data:
Net sales	$516,859	$511,806	$503,920	$332,721	$205,607	$535,499
Cost of goods sold	419,879	406,049	422,914	277,014	177,568	443,254

Gross profit	96,980	105,757	81,006	55,707	28,039	92,245

Operating expenses:
Selling, general and administrative	41,596	38,920	38,452	22,875	19,026	48,685
Research and Development	4,996	5,294	4,816	3,106	964	2,240
In-process Research and Development	—	—	—	—	1,200	—
Goodwill impairment(1)	—	—	17,600	—	—	—
Restructuring(2)	5,693	1,675	2,082	1,783	—	—
Asset securitization, net	1,954	1,776	963	(66)	—	—

Total operating expenses	54,239	47,665	63,913	27,698	21,190	50,925

Income from operations	42,741	58,092	17,093	28,009	6,849	41,320
Interest expense, net	9,122	4,175	3,351	3,098	11,065	46,639
Foreign exchange (gains) losses, net	(190)	207	1,735	627	315	177
Other (income) expense, net	—	86	146	22	(50)	(516)

Income (loss) before income taxes	33,809	53,624	11,861	24,262	(4,481)	(4,980)
Provision (benefit) for income taxes	14,470	19,279	11,245	8,954	(3,706)	6,724

Net income (loss)	$19,339	$34,345	$616	$15,308	$(775)	$(11,704)

	Predecessor [Combined]								Successor (5) [Consolidated]	Successor (5) [Consolidated]
	Year Ended December 31,						January 1, through August 13, 2004		August 14, through December 31, 2004	January 1, through December 31, 2005
	(Unaudited) 2001		2002		2003
	(dollars in thousands)
Other Data:
Cash flows provided by (used in):
Operating activities	$29,050		$59,319		$26,348		$44,095		$(5,375)	$45,874
Investing activities	(29,687)		(13,790)		(12,673)		(2,633)		(486,432)	(10,862)
Financing activities	3		(45,671)		(10,330)		(43,287)		503,052	13,445
Capital expenditures	43,363		12,557		13,107		2,745		4,046	10,862
Ratio of earnings to fixed charges(3)	3.6	x	10.0	x	3.1	x	7.3	x	*	*

*	Due to the losses for the period August 14, 2004 through December 31, 2004, and 2005 the coverage ratio was less than 1:1. Innophos would have had to generate additional earnings of $4,481 for the period August 14, 2004 through December 31, 2004, and $4,980 for 2005, to achieve a ratio of 1:1.

	Predecessor [Combined]			Successor (5) [Consolidated]	Successor (5) [Consolidated]
	As of December 31,			As of December 31	As of December 31,
	(Unaudited) 2001	2002	2003	2004	2005
	(dollars in thousands)
Balance Sheet Data:
Accounts receivable(4)	$50,274	$48,527	$52,689	$66,324	$55,842
Inventories	72,440	66,640	61,849	66,563	76,281
Property, plant & equipment, net	312,821	299,088	298,235	333,549	305,016
Total assets	605,518	582,702	569,996	630,891	646,005
Total debt	154,905	165,680	209,941	384,555	528,795
Total owner’s net investment	292,052	271,604	240,573	—	—
Total stockholders’ equity	—	—	—	$138,725	$10,602

(1)	Represents the non-recurring and non-cash impairment write-down of goodwill at our Mexican subsidiaries pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 31, 2003.
(2)	Restructuring costs primarily represent employee termination costs and relate to the following items:
(a)	$5.7 million in 2001 primarily relating to headcount reductions as our current management team implemented a series of cost reduction initiatives at our largest Mexican and U.S. operations,
(b)	$1.7 million in 2002 primarily for the elimination of 50 individuals in our Mexican operations in an effort to streamline plant operations and to reduce headcount,
(c)	$2.1 million in 2003 primarily for the elimination of (i) 38 individuals at our Chicago Heights facility in connection with the outsourcing of certain distribution and packaging operations and (ii) 24 individuals in our Mexican operations as we positioned ourselves as a stand-alone company,
(d)	$1.8 million from January 1—August 13, 2004 primarily relating to (i) headcount reductions at our Cranbury headquarters relating to the restructuring of our company to a product-focused organization and (ii) the elimination of seven individuals at our Chicago Heights facility relating to the aforementioned initiatives.
(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.
(4)	Accounts receivable does not include the unretained portion of gross accounts receivable that had been sold under Rhodia’s asset securitization program as follows (in thousands):

	Predecessor [Combined]			Successor (5) [Consolidated]
	As of December 31,
	(Unaudited) 2001	2002	2003	December 31, 2004	December 31, 2005
Gross accounts receivable	$74,120	$71,017	$71,231	$66,324	$55,842
Unretained portion	23,846	22,490	18,542	—	—

Accounts receivable	$50,274	$48,527	$52,689	$66,324	$55,842

(5)	The successor period reflects the application of purchase accounting in accordance with SFAS No. 141, “Business Combinations”, and represents the consolidated financial statements of Innophos, Inc. and wholly-owned subsidiaries.

ITEM 7.    MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.

Overview

Innophos Investments Holdings, Inc. is a holding company and the parent to Innophos, Inc. Innophos Investments Holdings, Inc., (“Holdco”) recognized under commonly controlled entities, was incorporated on January 31, 2005 and is a wholly owned subsidiary of Innophos Holdings, Inc. On February 2, 2005, Innophos Holdings, Inc., contributed 100% of its interest in Innophos, Inc. to Innophos Investments Holdings, Inc. On February 10, 2005, Innophos Investments Holdings, Inc. issued $120 million of floating rate senior notes with a maturity of February 15, 2015. The use of the net proceeds from this note offering was a distribution to Innophos Holdings, Inc. which in turn made a distribution to its stockholders. Innophos Investments Holdings, Inc. was considered a reorganization of commonly controlled entities under Innophos Holdings, Inc. and therefore, the statements have been presented consolidated, including results of Innophos, Inc., for all periods.

On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet

We are a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications. Our principal products include: (1) purified phosphoric acid, (2) specialty salts and acids, and (3) technical grade sodium tripolyphosphates, or STPP and other.

Purified phosphoric acid is used to make downstream phosphate derivatives and is also used directly in beverage applications and in water and metal treatment applications. Specialty salts are used in a variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications such as in: (1) bakery products as a leavening agent, (2) meat and seafood products for moisture, tenderness, and to enhance shelf-life, (3) dairy products to control melting and gelling, add calcium fortification, and to act as a preservative, (4) pharmaceutical and nutritional tablets as excipients or calcium additives, (5) oral care products as a toothpaste abrasive for whitening and anti-tartar, (6) technical applications such as water treatment and metal finishing, and (7) specialty fertilizers as essential nutrients. Specialty acids are used in a variety of industrial applications such as asphalt modification and petrochemical catalysis. STPP is a phosphate derivative primarily used in auto-dishwashing and detergents.

For periods prior to August 13, 2004, the following discussion and analysis is based upon the aggregation of the Phosphates Business’ historical financial statements and our review of their business and operations. For periods prior to August 13, 2004, the Phosphates Business has been operated as fully integrated businesses of Rhodia. As such, historical financial statements have been derived from the financial statements and accounting records of Rhodia and reflect significant assumptions and allocations. For example, parent transfers and expense allocations include information technology, finance, accounting, legal, insurance, human resources, employee benefits, asset securitization, interest expense and depreciation expense. Although the allocation methodologies were reasonable, we expect differences to occur to our future operations as a stand-alone entity. Furthermore, we believe the discussion and analysis of the Phosphates Business’ financial condition and combined results of operations set forth below are not indicative, nor should they be relied upon as an indicator, of our future performance.

Below is a summary chart of the corporate structure of our direct parents and subsidiaries.

Items Affecting Comparability

Predecessor/Successor bases of accounting

Our financial statements shown in this report of Form 10-K have been presented under two different bases of accounting. All historical Rhodia activity up to and including August 13, 2004 under the predecessor basis is on a combined basis, and all Innophos activity from August 14, 2004 under the successor basis is on a consolidated basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the full year ended December 31, 2004, and our review of the business and operations during such period as compared to the same period of 2003. We believe this information provides the most meaningful presentation of our results of operations. This approach is a non-GAAP presentation and may yield results that are not strictly comparable on a period-to-period basis and may not reflect the actual results we would have achieved.

As a result of the Acquisition, our assets and liabilities have been adjusted to their fair value as of the closing date. Depreciation and amortization expenses are higher in successor accounting periods due to these fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. The income statement for the period August 14, 2004 through December 31, 2004 includes the following expenses related to purchase accounting: (1) cost of goods sold includes $6.4 million of non-cash purchase accounting charges related to inventory fair value adjustments and (2) operating expenses include $1.2 million of non-cash purchase accounting charges for in-process research and development.

During the period that Rhodia owned the Phosphates Business, it provided the majority of our needs for information technology, finance, accounting, legal, purchasing, human resources, benefits administration, insurance, and other services. These costs, and others such as sale leaseback and asset securitization expenses, were allocated to us by Rhodia. Since we are now an independent entity, there will be significant changes to our operating cost structure that may have a material impact on our operations. The historical results that include the predecessor accounting basis discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” do not reflect certain cost adjustments which began immediately after the Acquisition.

Interest expense has increased substantially in the successor accounting in connection with our financing arrangements, which includes a $257.9 million senior credit facility and $190.0 million of 8.875% Senior Subordinated Notes due 2014, and $130.9 million Floating Rate Senior Notes due 2015, all of which are further described in the liquidity section that follows.

We believe the discussion and analysis of our and the Phosphates Business’ financial condition and combined results of operations set forth below are not indicative, nor should they be relied upon as an indicator of, our future performance. Please refer to the footnotes to the Financial Statements included in Part IV, including “Summary of Significant Accounting Policies—Basis of Statement Presentation,” for important additional information concerning the basis of presentation of financial information.

Critical Accounting Policies and Estimates

Basis of Combined/Consolidated.

Our discussion and analysis of our financial condition and results of operations are based upon our combined/consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-term assets such as goodwill and intangible assets, depreciation and amortization periods, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our combined financial statements.

Allowances for Doubtful Accounts Receivable

The collectibility of accounts receivable is evaluated based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations, an allowance is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. A considerable amount of judgment is required in order to make an assessment of collectibility of the accounts receivable including a detailed analysis of the aging receivables, the current creditworthiness of our customers and an analysis of historical trends. Historically, the reserves provided for uncollectible accounts has not varied significantly from actual amounts.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method. These costs include raw materials, direct labor, manufacturing overhead and depreciation.

Inventories are evaluated for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent management determines there are excess, obsolete or expired inventory quantities, valuation reserves are recorded against all or a portion of the value of the related products with the appropriate charge to cost of sales.

Revenues

Our revenue is primarily generated through the sale of our three main product lines: (1) purified phosphoric acid, (2) specialty salts and acids, (3) technical grade STPP and other, which consists primarily of fertilizers that we sell as a co-product of the purified wet acid process. Revenues are recognized upon transfer of title and risks of loss, when persuasive evidence of an arrangement exists, delivery has occurred, the customer’s price is fixed or determinable and collectibility is reasonably assured. Customer rebates are estimated throughout the period and are recorded as a reduction of sales. This analysis requires significant amount of judgment from management. If the actual rebate is higher or lower than the estimate, the difference is adjusted against revenue. Historically, the reserves provided for customer rebates has not significantly varied from the actual amounts.

Environmental Costs

Environmental liabilities are recorded when it is probable that these liabilities have been incurred and the amounts can be reasonably estimated. These liabilities are estimated based on an assessment of many factors, including the amount of remediation costs, the timing and extent of remediation actions required by the applicable governmental authorities, and the amount of the Company’s liability after considering the liability and financial resources of other potentially responsible parties. Generally, the recording of these accruals coincides with the assertion of a claim or litigation, completion of a feasibility study or a commitment to a formal plan of action. Anticipated recoveries from third parties are recorded as a reduction of expense only when such amounts are deemed certain.

Deferred Taxes

Deferred taxes are accounted for by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. Accordingly, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We will continue to analyze our current and future profitability and probability of the realization of our deferred tax assets in future periods. If we determine that we will be able to utilize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to income in the period such determination is made.

Valuation of Goodwill and Long-Lived Assets

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires periodic tests of the impairment of Goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review for the Company is conducted during the fourth quarter of each year. The Company uses a discounted cash flow approach based on forward-looking information of revenues and costs as well as appropriate discount rates for each reporting unit.

Long-lived assets including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Impairments to long-lived assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. The determination whether or not these assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment.

Pension and Postretirement Costs

Innophos, Inc. maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover substantially all U.S. and Canadian employees.

In the United States, salaried and most hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Some union-represented hourly employees are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. Both of these plans were established by Innophos, Inc. in 2004.

In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service.

Our pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and the expected long-term rate on plan assets. These assumptions require significant judgment and material changes in our pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in levels of benefits provided, and changes in asset levels. Such assumptions are based on benchmarks obtained from third party sources.

Allocation of Purchase Price

Assets acquired and liabilities assumed in an acquisition are determined based on fair value measures as determined by management. The method used to determine the asset values included a variety of valuation techniques such as the excess earnings method, the relief from royalty method, the income approach and the replacement cost approach. Such valuation techniques involve significant estimates and judgments made by management including the probability of weighted projected future cash flows related to the business and specific intangibles, estimated useful lives and the discount rate applied to the cash flows. The valuation of most intangibles utilized a discount rate of 12% which included an additional risk premium for the intangible asset. In-process R&D utilized a discount rate of 15% due to the increased risk inherent in the unproven nature of the products being developed as compared to the other intangible assets. If different assumptions were utilized, it could result in a significant change to the allocation of the purchase price and the value established for assets acquired.

Claims and Legal Proceedings

In addition, in the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate its potential liability. The recording of required reserves may change in the future due to new developments in each matter. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to their interest will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Claims and Legal Proceedings

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission (“CNA”) demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing (the “Salt Water Claims”), and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant (the “Fresh Water Claims”).

As initially assessed by the CNA, and at current exchange rates the basic CNA claims total approximately $38.5 million, (comprised of approximately $27.7 million on Salt Water Claims and $10.8 million on Fresh Water Claims). There were also CNA claims for interest, inflation, surcharges and penalties under the Mexican Federal Tax Code of approximately $101.8 million (comprised of $81.3 million on Salt Water Claims and $20.5 million on Fresh Water Claims), resulting in an approximate total claim amount of $140.3 million at current exchange rates. Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and is vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although CNA agreed that certain corrections were required as to its surcharge calculations) confirming their original claims totaling $31.3 million ($10.8 million in basic claims and $20.5 million in interest, inflation, surcharges and penalties). In addition, on technical grounds, CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. CNA reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on our substantive challenges to the Salt Water Claims. CNA’s responses to the appeals are due to be filed with the Court in late March and early April 2006.

Rhodia Indemnification. We believe that we are indemnified against such CNA claims, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the closing date under the terms of the purchase and sale agreement with Rhodia, from whom our business was purchased on August 13, 2004. Rhodia has assumed control of the defense of the CNA claims and acknowledged responsibility for such claims, but under a reservation of rights. Innophos asserted that it is entitled to full indemnification; Rhodia disagreed, asserting that the applicable indemnification under the purchase and sale agreement would be for breach of representations and warranties, subjecting our claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount. On December 16, 2004, Innophos sued Rhodia in New York state court seeking a determination that we are entitled to full indemnification under the purchase and sale agreement. Innophos filed a motion for summary judgment, seeking declarations that the CNA claims are Taxes under the sale agreement with Rhodia, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an Order granting Innophos’ summary judgment motion on both counts on June 13, 2005. Rhodia has appealed and briefing and oral argument before the Court has been completed.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $165.6 million at current exchange rates projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $36.0 million at current exchange rates. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determined that security was not provided in a timely manner, or that Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Fosfatados’ assets or appoint a surveyor with certain administrative powers over Fosfatados’ assets and operations to ensure compliance pending appeals.

A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges excluding interest, inflation adjustments, and penalties per year). To the extent such judgments are not paid by Rhodia, this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time we could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2005. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the purchase and sale agreement.

Mexican Water Recycling System

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility. The agreement with the CNA required such action plans be completed by December 31, 2004. Under the terms of the agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which have already been issued and upon revised limits which are expected to be issued in the near future by the CNA.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004 Fosfatados filed a petition with CNA to reflect the results of the university study and to revise discharge limits to levels which the now-improved operations can satisfy. In 2005, Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and annexes known as Particular Discharge Conditions) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance with the terms of its agreement with CNA for the duration of the agreement. In the event Innophos Fosfatados were found not to be in compliance with the agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, would be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.7 million (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.4 million. Management believes that the above amounts represent the upper range of possible damages based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded applicable discharge limits related to pH levels. If violations instead are based on different discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether CNA will make a finding of noncompliance as to any aspect of the agreement with CNA, or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2005. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Elevated Mold Complaints Concerning Dicalcium Phosphate Products

Rhodia, Inc., our agent for the marketing and sale of specialty phosphates into the pharmaceutical tablet excipient and mineral supplement markets, has notified us of several complaints by its customers concerning post-production elevated mold growth and moisture in certain lots of one of our dicalcium phosphate products, DiTAB® USP Grade/FCC Grade. The lots in question were shipped during the summer of 2005. Our products all met applicable specifications when packaged, and passed our stringent testing protocols, including those to detect mold.

We immediately began a root cause investigation, which is ongoing. Samples of the lots in question, retained by us as part of our normal practice, were tested and found not to exhibit elevated mold levels. However, initial results of the investigation suggest that post-production mold growth may have occurred or been enhanced by residual moisture in the product from uneven drying in our process, drums or drum liners from a third party supplier, and/or the relatively high heat and humidity conditions during summer transportation and storage at customer facilities.

We are working closely with customers who have raised questions or concerns, and with Rhodia to notify customers of the lots which might be affected. While the material in question met our specifications, we have offered to replace returned material, without additional cost to the customer. Fourth quarter returns were $0.3 million.

Although we have not received notice of any significant claims, one customer has requested reimbursement of non-material testing costs, and one customer has indicated that it may have to dispose of certain batches of its products not meeting its internal standards, at an unquantified cost. We cannot guarantee that we will not receive additional claims for damages or for costs incurred by customers who elect to recall their products, and if any such claims are made that they will not be material. The contingent liability for claims related to this incident is neither probable nor remote, but is reasonably possible. Such contingent liability is not estimable at this time, but we believe may range up to the limit of liability stated in our standard contracts, which is the replacement cost of our products sold to customers of the lots on which complains have been received, or approximately $0.9 million. We recorded a reserve at December 31, 2005 of $0.3 million in net sales which represents our best estimate of the value of product to be returned. We maintain commercially reasonable amounts of product liability insurance in the event of claims, but insurance does not cover recall liability.

Four customers that complained about elevated mold levels have either completed audits or asked to audit our Chicago Heights, IL manufacturing facilities where the products in question were made, and we have approved those requests. Those facilities have been audited or inspected in the past by pharmaceutical and other commercial customers, as well as government agencies, including the United States Food and Drug Administration. We have cooperated and intend to continue cooperating with such audits and inspections, have voluntarily accepted recommendations and observations and improved to improve our processes over the years. Once root cause(s) of the incidents described above are identified, we intend to take necessary corrective action.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its now-shuttered fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment (“MOE”). Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the resolution. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Purchase and Sale agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

In connection with the Transaction creating the Company, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. The Company believes the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. The Company believes it has meritorious defenses, and intends to contest liability vigorously.

In addition, we are party to numerous legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically disclosed herein, we do not believe that these legal proceedings represent probable or reasonably possible liabilities. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

Historical Performance

Results of Operations

The following table sets forth a summary of the Phosphates Business’ operations and their percentages of total revenue for the periods indicated. All historical Rhodia activity up to and including August 13, 2004 under the predecessor basis is on a combined basis, and all Innophos activity from August 14, 2004 under the successor basis is on a consolidated basis. The year ended December 31, 2004 represents an aggregation of historical predecessor and successor accounting; this is for discussion purposes only, and it is not intended to represent what the results of operations would have been if the Acquisition occurred at the beginning of the period. This approach is a non-GAAP presentation and may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved. (dollars in millions):

	Combined Predecessor						Consolidated Successor		Aggregated		Consolidated Successor
	Year Ended December 31,				January 1 through August 13, 2004		August 14 through December 31, 2004		Year Ended December 31, 2004		Year Ended December 31, 2005
$ Millions	2002		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales	$511.8	100.0	$503.9	100.0	$332.7	100.0	$205.6	100.0	$538.3	100.0	$535.5	100.0
Cost of goods sold	406.0	79.3	422.9	83.9	277.0	83.3	177.6	86.4	454.6	84.4	443.3	82.8

Gross Profit	105.8	20.7	81.0	16.1	55.7	16.7	28.0	13.6	83.7	15.6	92.2	17.2
Operating expenses: Selling, general and administrative	38.9	7.6	38.5	7.6	22.9	6.9	19.0	9.3	41.8	7.7	48.7	9.1
R&D expenses	5.3	1.0	4.8	1.0	3.1	0.9	1.0	0.5	4.1	0.8	2.2	0.4
In Process R&D	—	—	—	—	—	—	1.2	0.6	1.2	0.2	—	—
Goodwill Impairment	—	—	17.6	3.5	—	—	—	—	—	—	—	—
Restructuring	1.7	0.3	2.1	0.4	1.8	0.5	—	—	1.9	0.4	—	—
Asset securitization, net	1.8	0.3	1.0	0.2	(0.1)	0.0	—	—	(0.1)	0.0	—	—

Income from Operations	58.1	11.5	17.1	3.4	28.0	8.4	6.8	3.3	34.8	6.5	41.3	7.7
Interest expense, net	4.2	0.8	3.4	0.7	3.1	0.9	11.1	5.4	14.2	2.6	46.6	8.7
Foreign exchange (gain) / loss, net	0.2	0.0	1.7	0.3	0.6	0.2	0.3	0.1	0.9	0.2	0.2	0.0
Other (income) / expense	0.1	0.0	0.1	0.0	—	—	(0.1)	0.0	(0.1)	0.0	(0.5)	(0.1)
Provision / (benefit) for income taxes	19.3	3.8	11.2	2.2	9.0	2.7	(3.7)	(1.8)	5.3	1.0	6.7	1.2

Net Income	$34.3	6.9	$0.6	0.2	$15.3	4.6	$(0.8)	(0.4)	$14.5	2.7	(11.7)	(2.2)

Year Ended December 31, 2005 compared to the aggregated Year Ended December 31, 2004

AvGard™

The AvGard™ customers, whose transactions are included in the historical results of Rhodia’s Phosphates Business, have been migrating to non-phosphate based technologies over the last several years. In 2004, Rhodia transferred certain assets related to AvGard™, including the relevant intellectual property and marketing rights, as part of its Food Ingredients business divestiture. Subsequent to that divestiture, Rhodia’s Phosphates Business continued, and now the Company continues to supply the new owner of the AvGard™ intellectual property with its required trisodium phosphates (TSP) at reduced selling prices from those experienced prior to divestiture. Following are the impacts to sales and gross profit for the year-to-date period ending December 31st, including price and volume variances ($ millions):

Period	12/31/05	12/31/04	Variance	Price	Volume	Cost
Year-To-Date December Sales	$5.6	$12.4	$(6.8)	$(4.6)	$(2.2)
Year-To-Date December Gross Profit	$0.5	$5.1	$(4.6)	$(4.6)	$(1.1)	$1.1

In the period January 2004—May 2004, Rhodia’s Phosphates Business incurred $2.8 million of operating expenses to support AvGard™. These expenses were eliminated with the sale of AvGard™.

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2005 were $535.5 million, a decrease of $(2.8) million, or (0.5)%, as compared to $538.3 million for the aggregated period in 2004. Selling price increases to offset rising raw material and energy costs had a positive impact of 12.2% or $65.9 million on sales. Volume declines due to the shedding of low margin business partially offset by improved mix effects had a negative impact of (11.4)% or $(61.9) million. Sales were also negatively impacted (1.3)% or $(6.8) million by AvGard™ TSP sales as shown in the previous chart, with $(4.6) million of this variance due to lower selling prices, and $(2.2) million due to volume declines.

The following table illustrates for the year ended December 31, 2005 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	9.2%	(12.3)%	(3.1)%
Canada	7.3%	(8.2)%	(0.9)%
Mexico	16.3%	(11.8)%	4.5%

The following table illustrates for the year ended December 31, 2005 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acids	10.4%	(5.9)%	4.5%
Specialty Salts	4.9%	1.2%	6.1%
STPP and other	23.2%	(38.8)%	(15.6)%

The significant volume decline in STPP and other comes from the following approximate impacts:

•	66% from intentionally shedding low margin resales

•	17% from lost share

•	12% from timing on an export shipment that delayed into early January 2006

•	5% due to customer product reformulation

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2005 was $92.2 million, an increase of $8.5 million, or 10.2%, as compared to $83.7 million for the comparable period in 2004. Gross profit percentage increased to 17.2% for the year ended December 31, 2005 versus 15.6% for the comparable period in 2004. The increase in gross profit was primarily due to the absence of fair value inventory purchase accounting charges of $6.4 million recorded in the prior period. Higher selling prices of $65.9 million and positive mix effect were offset by lower volumes, higher raw materials, energy, freight, exchange rate and depreciation costs of $(59.2) million. Gross profit was also negatively impacted $(4.6) million by AvGard™ TSP as shown in the previous chart, with the majority of this variance coming from lower selling prices.

Operating Expenses and Research and Development

Operating expenses in the current period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the year ended December 31, 2005, were $50.9 million, an increase of $(2.0)

million, or (4.1)%, as compared to the year ended December 31, 2004. This increase was primarily due to increases of $(2.4) million of management and advisory fees paid to our sponsors, $(2.2) million of legal and professional fees related to Rhodia and CNA defense and Mexico internal controls, $(2.5) million of one-time separation, relocation and recruitment costs, and $(0.5) million of professional fees for our $120 million notes offering and S-4 filing, offset by $2.8 million lower operating expense to support AvGard™ TSP mentioned earlier, $1.8 million of lower restructuring expenses incurred during the predecessor period, and $1.2 million of lower in-process R&D expense recorded in the prior period.

Operating Income

Operating income for the year ended December 31, 2005 was $41.3 million, an increase of $6.5 million, or 18.7%, as compared to $34.8 million for the comparable period in 2004. Operating income percentages increased to 7.7% for the year ended December 31, 2005 from 6.5% for the comparable period in 2004, as a result of the factors described above.

Interest Expense

Net interest expense for the year ended December 31, 2005 was $46.6 million, an increase of $(32.4) million, compared to $14.2 million for the same period in 2004. This increase is primarily due to our senior subordinated notes, $(10.7) million, our senior credit facility $(10.4) million, our floating rate senior notes of $(13.1) million and deferred financing amortization charges of $(2.5) million, partially offset by $1.2 million interest income, and $3.1 million of interest expense incurred by the predecessor in the prior period.

Foreign Exchange

Foreign exchange loss for the year ended December 31, 2005 was $(0.2) million, an improvement of $0.7 million, as compared to $(0.9) million for the same period in 2004. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the year ended December 31, 2005 was $6.7 million, compared to $5.3 million for the comparable period of 2004. The increase in the provision is due to higher earnings performance in our Mexico segment. In the U.S., we continue to carry a full valuation allowance of $8.7 million for our net deferred tax asset.

Net Income

Net income for the year ended December 31, 2005 was $(11.7) million, a decrease of $(26.2) million, compared to $14.5 million for the same period in 2004, due to the factors described above.

Year Ended December 31, 2004 as aggregated compared to Year Ended December 31, 2003.

Net Sales

Net sales for the year ended December 31, 2004 were $538.3 million, an increase of $34.4 million, or 6.8%, as compared to $503.9 million for the comparable period in 2003. The increase in net sales was driven primarily by price increases across most product lines in our portfolio from June 2003 to December 2004. Total price improvement realized for the entire business in 2004 was 4.8%, or $24.3 million, with our Mexico segment realizing 8.8% improvement, and our U.S. and Canada segments both realizing 3.1% improvement. Product line price improvements were 3.8% for Purified Phosphoric Acid, 3.0% for Specialty Salts and Acids, 5.1% for STPP, and 20.2% for other products. Volumes improved by 2.0%, or $10.1 million, during 2004, primarily in our purified phosphoric acid product line in the U.S., our specialty salts sourced from Mexico, and other products sold in Mexico.

Gross Profit

Gross profit for the year ended December 31, 2004 was $83.7 million, an increase of $2.7 million, or 3.3%, as compared to $81.0 million for the comparable period in 2003. This increase in gross profit is due to the increase in net sales reflective $24.3 million of higher selling prices and volume increases of $3.5 million, offset by purchase accounting charges for inventory fair value adjustments of $(6.4) million, higher raw material, energy, and freight costs of $(10.6) million, as well as higher depreciation costs from the fair valuation of our fixed assets for purchase accounting of $(4.9) million. In addition, we incurred increased cost of goods sold during the fourth quarter of 2004 for a planned major maintenance outage of our sulfuric acid unit in Mexico of $(2.5) million, as well as environmental reserve provisions at our Nashville site of $(0.7) million. These impacts combined with the other cost increases mentioned above, contributed to a gross margin decline to 15.6% for the year ended December 31, 2004 from 16.1% for the comparable period in 2003.

Operating Expenses and Research and Development

Operating expenses for year ended December 31, 2004 were $48.9 million, $(15.0) million decrease, or 23.5%, as compared to $63.9 million for the year ended December 31, 2003. A goodwill impairment in 2003 of $(17.6) million decrease contributed to most of this decrease, offset by $2.3 million of increases in depreciation and amortization of intangibles from our fair valuation assessment for purchase accounting. Decreases in accounts receivable securitization expense and restructuring offset an in-process R&D charge of $1.2 million, and our spending on selling, general and administrative, and R&D was relatively stable.

Operating Income

Operating income for the year ended December 31, 2004 was $34.8 million, an increase of $17.7 million, or 103.5%, as compared to $17.1 million for the comparable period in 2003. Operating margins increased to 6.5% for the year ended December 31, 2004, as compared to 3.4% for the comparable period in 2003, as a result of the factors described above.

Interest Expense

Interest expense for the year ended December 31, 2004 was $14.2 million, an increase of $(10.8) million, as compared to $3.4 million for the same period in 2003. This increase was due primarily to the issuance of our 2004 Senior Subordinated Notes, $(6.3) million, and the use of our senior credit facility, $(3.7) million, to complete the Acquisition, along with deferred financing amortization charges of $(1.1) million offset by a small decline in interest expense for Rhodia indebtedness of $0.3 million.

Foreign Exchange

Foreign exchange losses for the year ended December 31, 2004 were $(0.9) million, a $0.8 million improvement, as compared to $(1.7) million for the same period in 2003. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on translation of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated monetary assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2004 was $5.3 million, a $(5.9) million decrease, or 52.7%, as compared to $11.2 million for the comparable period of 2003. The effective income tax rate of 26.8% for the year ended December 31, 2004 is impacted by enacted declines in Mexico’s statutory tax rates and the resulting effects on the deferred tax calculations of $4.5 million on our Mexican operations, offset by change in valuation allowances of $1.5 million mainly in the U.S.

Net Income

Net income for the year ended December 31, 2004 was $14.5 million, an increase of $13.9 million compared to $0.6 million for the comparable period in 2003.

Segment Reporting

The company reports its operations in three reporting segments – United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are Sales and EBITDA, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Predecessor	Predecessor	Predecessor	Successor	Aggregated	Successor
	2002	2003	January 1, through August 13, 2004	August 14, through December 31, 2004	2004	2005
Segment Net Sales
United States	$308,748	$322,763	$204,471	$127,208	$331,679	$321,255
Mexico	179,690	154,995	108,364	66,923	175,287	183,169
Canada	23,368	26,162	19,886	11,476	31,362	31,075

Total	$511,806	$503,920	$332,721	$205,607	$538,328	$535,499

Net Sales % Growth
United States		4.5%			2.8%	(3.1)%
Mexico		(13.7)%			13.1%	4.5%
Canada		12.0%			19.9%	(0.9)%

Total		(1.5)%			6.8%	(0.5)%

Segment EBITDA
United States	$65,606	$47,844	$29,076	$13,373	$42,449	$46,362
Mexico	19,979	14,942	18,246	7,986	26,232	37,731
Canada	2,360	1,854	3,046	2,211	5,257	3,498

Total	$87,945	$64,640	$50,368	$23,570	$73,938	$87,591

Segment EBITDA % of Net Sales
United States	21.2%	14.8%	14.2%	10.5%	12.8%	14.4%
Mexico	11.1%	9.6%	16.8%	11.9%	15.0%	20.6%
Canada	10.1%	7.1%	15.3%	19.3%	16.8%	11.3%

Segment Net Sales:

The United States is showing a decreasing rate of growth for net sales. In 2003 net sales grew 4.5% due to the successful addition of a large STPP customer, which exceeded volume decline impacts in purified phosphoric acid and specialty salts. The 2004 increase of 2.8% is largely the result of price increases across all product lines, which has continued into 2005, but volume declines in purified phosphoric acid and STPP, as well as impacts from AvGardTM tri-sodium phosphates as outlined earlier, have resulted in a (3.1)% decline in net sales compared to 2004.

Mexico shows a large decline of (13.7)% in net sales for 2003, driven primarily by volume reductions in low margin grades of purified phosphoric acid and products purchased for resale. Approximately two-thirds of the 2004 increase of 13.1% is due to sales price increases across all product lines, while volume increases in specialty salts, STPP and other make up the difference. Positive price variances across all product lines in 2005 have exceeded lower volumes in STPP and other, leading to a net increase of 4.5% compared to 2004.

Canada shows net sales increases of 12.0% in 2003 and 19.9% in 2004, driven primarily by volume improvements in purified phosphoric acid, specialty salts and acids, and STPP for 2004, although pricing was also positive in both periods. Lower volumes in STPP and salts for 2005 exceeded positive price variances across all product lines, leading to a net decrease of (0.9)% compared to the same period of 2004.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales decline from 2002 to 2003 of (6.4)% was driven by three factors: (1) raw material prices, energy, and freight cost increases, (2) the addition of the large STPP customer added a lower than average EBITDA % of net sales to a portfolio historically more weighted towards higher margin specialty salts, and (3) modest selling price decreases. The decline of another (2.0)% from 2003 to 2004 is driven by purchase accounting charges for the inventory fair value step-up which accounted for (1.6)%, and in-process R&D charges which accounted for (0.4)%; without these charges, the ratio would have been more in line with 2003 and 2005 results. Favorable selling price impacts in both 2004 and 2005 are offset by higher raw material, energy, and freight costs, as well as impacts from AvGard™ tri-sodium phosphates as outlined earlier.

Mexico shows a decline of (1.5)% from 2002 to 2003 due to similar raw material, energy, and freight cost increases that impacted the United States, although the decline is somewhat tempered by modest selling price increases. The 2004 increase of 5.4% is due to selling price increases which exceeded cost increases in raw material, energy, and freight, as well as improved product mix towards specialty salts. The 5.6% increase seen in 2005 against 2004 is again due to selling price increases that exceeded cost increases in raw material, energy, and freight.

The (3.0)% decline from 2002 to 2003 for Canada is due to raw material, energy, and freight cost increases similar to those that impacted the United States. The 9.7% increase from 2003 to 2004 is driven by product mix as Canada improved its balance towards specialty salts and acids, as well as increased contribution from higher STPP sales volumes. 2005 shows a decline of (5.5)% against 2004 as selling price increases have not kept pace with higher raw material prices, energy, and freight costs, along with contribution decreases from lower sales volumes.

Liquidity and Capital Resources

The Phosphates Business has historically funded its capital expenditures and ongoing operations through its cash flow from operations and funding from Rhodia.

The following table sets forth a summary of the Company’s cash flows for the periods indicated. All historical Rhodia activity up to and including August 13, 2004 under the predecessor basis is on a combined basis, and all Innophos activity from August 14, 2004 under the successor basis is on a consolidated basis. The year ended December 31, 2004 represents an aggregation of historical predecessor and successor accounting; this is for discussion purposes only and it is not intended to represent what the cash flows would have been if the Acquisition occurred at the beginning of these periods. This approach is a non-GAAP presentation and may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved. (dollars in millions):

	Predecessor	Predecessor	Successor	Aggregated	Successor
	2003	January 1 through August 13, 2004	August 14 through December 31, 2004	2004	2005
Operating activities	$26.3	$44.1	$(5.4)	$38.7	45.9
Investing activities	(12.7)	(2.6)	(486.4)	(489.0)	(10.9)
Financing activities	(10.3)	(43.3)	503.1	459.8	13.4

Net cash provided by operating activities was $45.9 million for the year ended December 31, 2005 as compared to $38.7 million for the same period in 2004, an increase of $7.2 million. This improvement in operating activities is primarily due to $6.1 million of higher EBITDA (excluding non-cash purchase accounting charges of $7.6 million in 2004) and $2.9 million of lower taxes paid in 2005, as $21.4 million of favorable changes in current and other long-term assets and liabilities exclusive of interest and taxes mostly offset higher interest payments of $(23.2) million.

Net cash provided by the net change in current assets and liabilities is $0.5 million in 2005 compared to a use in 2004 of $(18.6) million which was caused by a rebuild of working capital that was retained by Rhodia on the transaction date in accordance with our purchase and sale agreement. The net cash amount provided of $0.5 million in 2005 is due to the following:

$10.5 million lower accounts receivable as a result of more timely cash collections in the United States and Mexico;

$14.0 million of higher other current liabilities primarily from higher income taxes payable in Mexico and higher payroll, benefits, and pension related accruals covering a full year for 2005 compared to 4.5 months for 2004; in addition, an increase in interest payable resulting from the issuance of the floating rate senior notes due 2015;

$(2.6) million higher other current assets due to prepaid income taxes in Mexico;

$(11.7) million lower accounts payable in Mexico and;

$(9.7) million higher inventory levels further described below:

Total inventories increased 14.6% from December 2004 levels, primarily in volume, although valuations are also higher due to raw material and energy cost increases. We did rebuild U.S. calcium salts volumes from very tight supply levels in 2004. Mexico volumes are up after finishing 2004 at low levels due to lost production from a scheduled maintenance outage in the fourth quarter of 2004. Spare parts inventories increased by 14.3% as we prepare for a similar maintenance outage in Mexico during the first quarter of 2006. We had 63 days of inventory on hand at December 31, 2005 which is now the high end of the range depicted in the following chart of historical performance:

	Predecessor	Predecessor	Aggregated	Successor
	2002	2003	2004	2005
Inventory Days on Hand	60	53	53	63

Net cash used for investing activities was $(10.9) million for the year ended December 31, 2005, compared to $(489.0) million for the same period in 2004, of which $(473.4) million was used to purchase the Phosphate Business from Rhodia. Capital spending increased $(4.1) million compared to 2004.

Net cash from financing activities for the year ended December 31, 2005 was $13.4 million, compared to $459.8 million for 2004, a decrease of $(446.4) million. The large inflow of cash provided by financing activities in 2004 was a result of borrowings from the senior credit facility, the senior subordinated notes due 2014, and the equity contributions, all of which were used to consummate the Acquisition of the Phosphate Business. The financing activities during 2005 were attributable to the company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $17.0 million outstanding on our revolving credit facility. In addition, for the year ended December 31, 2005, the Company made principal payments on its term loan of $11.7 million of which $9.5 million were optional prepayments which will be applied to the excess cash flow payment required five days after issuance of the annual audited financial statements as defined in our credit agreement. Lastly, on February 10, 2005 Investments Holdings completed a private offering of $120 million floating rate senior notes, in which the proceeds from the offering, less fees and expenses, was a distribution to the stockholders of Innophos Holdings, Inc.

Net cash provided by operating activities was $38.7 million for the aggregated year ended December 31, 2004, as compared to $26.3 million for the same period in 2003. This increase in the 2004 period is mainly attributable to the improvement in net income. Total changes in current and other long-term assets and liabilities were relatively similar net uses for both years, at $(20.0) million for 2004 versus $(21.7) million for 2003. The successor period shows large uses of cash in current assets, and large sources of cash in current liabilities, due to the re-build of working capital retained by Rhodia on August 13, 2004.

Net cash used for investing activities was $(489.0) million for the aggregated year ended December 31, 2004, as compared to a use of cash of $(12.7) million for the comparable period in 2003. The large increase in investing activities is due to our purchase of the Phosphates Business from Rhodia.

Net cash provided from financing activities for the aggregated year ended December 31, 2004 was $459.8 million, as compared to a use of cash of $(10.3) million for the same period in 2003. The large inflow of cash financing came from the senior credit facility, the 2004 Senior Subordinated Notes, and Bain Capital’s equity contribution, all of which were used to consummate the Acquisition and pay related fees.

Post-Acquisition

We have available funds under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition and financing, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility, and our $190.0 million senior subordinated notes due 2014. In addition, we have $130.9 million of debt which is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries. As of December 31, 2005, we had total debt of $528.8 million. Interest payments on all our indebtedness have significantly reduced our cash flow from operations.

Our senior secured credit facility currently totals $257.9 million, consisting of a five-year $50.0 million revolving credit facility and a six-year $207.9 million term loan facility. We had outstanding $207.9 million under our term loan facility as of December 31, 2005.

On December 31, 2005, $45.2 million remained available under the revolving credit facility to finance working capital needs, as there was approximately $4.8 million issued under our letter of credit sub-facility. The commitments under the revolving credit facility will expire on the fifth anniversary of the closing of the Acquisition. We will be able to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The borrowings under the term loan facility are expected to mature on the sixth anniversary of the closing of the Acquisition and are expected to be payable in quarterly installments of $0.526 million for the next 3.75 years and four quarterly installments of approximately $50.0 million in the final year.

The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any material adverse change in our financial condition as well as the absence of any financial covenants defaults as defined. As of December 31, 2005, no material adverse change has occurred and the Company believes that it is in full compliance with the covenant requirements of the senior credit facility.

On May 15, 2005, we began incurring liquidated damages of 0.25% per annum on our $190 million senior subordinated notes due 2014, and Innophos Investments Holdings, Inc. $130.9 million floating rate senior notes due 2015, due to the delay in filing our exchange offer registration statements. The rate of liquidated damages will increase 0.25% with respect to each subsequent 90 day period, to a maximum of 1.00%, until all registration defaults have been cured upon effectiveness of such registration statements. We filed the exchange offer registration statements for both series of notes in the fourth quarter of 2005, and were declared effective by the Securities and Exchange Commission on February 14, 2006, which will cure all registration defaults.

Capital Expenditures

We spent $10.9 million for the year ended December 31, 2005 to fund our capital expenditures, which is lower than normalized capital spending levels. Additionally, we spent approximately $1.0 million in 2004 and approximately $3.2 million in 2005 to fund upfront stand-alone and separation costs primarily comprised of information technology and tax compliance related expenditures. We expect our capital expenditures to continue to run below depreciation levels, and we plan to fund these expenditures through net cash flows from operations.

We believe that the cash generated from operations and availability under our revolving credit facility will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months. Subject to restrictions in our senior credit facility and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans change materially in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under the notes.

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of December 31, 2005 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Senior credit facility (1)	$257,900	$2,105	$2,105	$2,105	$101,580	$150,005	$—
2004 Senior Subordinated Notes (2)	335,620	17,041	16,863	16,863	16,863	16,863	251,127
Rhodia TSA (3)	511	511	—	—	—	—	—
Future Service Pension Benefits	6,576	339	394	447	526	582	4,288
Other (4)	567,077	46,835	44,944	44,944	44,944	44,944	340,466
Operating leases	20,279	4,326	3,794	3,035	2,406	2,092	4,626
Floating Rate Senior Notes(5)	120,000	—	—	—	—	—	120,000

Total contractual cash obligations	$1,307,963	$71,157	$68,100	$67,394	$166,319	$214,486	$720,507

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be $14.0 million assuming a 6.71% interest rate.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.
(3)	Represents minimum payments for Transition Services provided by Rhodia.
(4)	Represents minimum annual purchase commitments to buy raw materials from a supplier that extends through 2018. In 2006, the amount also includes natural gas purchase commitments.
(5)	Represents the $120 million floating rate senior notes due 2015 which were issued by Innophos Investments Holdings, Inc. on February 10, 2005. Amounts do not include variable rate interest payments. Amounts do not include interest accrued in the form of new notes estimated to be $103 million by year 2010 which are payable in 2015. Beginning in 2010, estimated annual cash interest payments would be $28.5 million assuming a 12.75% interest rate.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 151, revised SFAS No. 123R, FASB Interpretation No. 47, and SFAS No. 154 which are summarized below.

SFAS No. 151, Inventory Costs–—an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), amends and clarifies the accounting guidance for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” as mentioned in ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the effect of SFAS No. 151 and determined that it could materially impact its consolidated financial position or results from operations.

SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), replaces SFAS No. 123. In addition, SFAS No. 123R supersedes APB No. 25 and its related implementation guidance. This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense based on their fair values. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. Through the end of 2005, the Company has elected to continue application of APB Opinion No. 25 with the pro forma disclosure required for SFAS No. 123. However, the Company is required to implement the provisions of SFAS No. 123(R) effective January 1, 2006. The Company has evaluated the effect of SFAS No. 123(R) and, based on the number of options outstanding, has determined that it does not materially impact its consolidated financial position or results of operations.

In March 2005, the FASB released FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company has evaluated the effect of FASB Interpretation No. 47, and determined that it does not materially impact its consolidated financial position or results from operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. It establishes the retrospective application, unless impracticable, as the method for reporting a change in accounting principle. This statement also addresses the reporting of a correction of an error in previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our senior credit facility will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At December 31, 2005, we had $190.0 million principal amount of fixed-rate debt and $257.9 million of available floating-rate debt, and $130.9 million as floating rate senior notes. Based on $207.9 million outstanding as floating rate debt borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $2.1 million per year. The $130.9 million floating rate senior notes maturing in 2015 will pay interest in the form of issuing new notes in-lieu of cash until 2010. In 2010 and thereafter the interest on these floating rate senior notes held by Innophos Investments Holdings, Inc. will be required to be paid in cash. Therefore, an increase of one percentage point would cause an increase of $1.3 million per year in the form of additional notes due in 2015 for Innophos Investments Holdings, Inc. As all of the business for Innophos Investments is transacted through Innophos, Inc. and its subsidiaries, Innophos Investments is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service debt, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. However, there can be no assurance that hedges will achieve the desired effect. We may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

We do not currently hedge our commodity or currency rate risks. In February 2005, we did hedge a portion of our interest rate risk, consistent with the requirements under the credit agreement. We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. No one customer accounted for more than 9% of our sales in the last 3 years.

We did purchase forward natural gas contracts which requires us to purchase approximately 50% of our monthly natural gas usage requirements at a fixed price. These contracts are for periods January 2006 and February 2006, and applies to our U.S. and Canadian facilities.

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations’ monetary assets and liabilities are translated at current exchange rates, non-monetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All translation gains and losses are included in net income.

Our principal source of exchange rate exposure in our foreign operations consists of expenses, such as labor expenses, which are denominated in the foreign currency of the country in which we operate. A decline in the value of the U.S. dollar relative to the local currency would generally cause our operational expenses (particularly labor costs) to increase (conversely, a decline in the value of the foreign currency relative to the U.S. dollar would cause these expenses to decrease). We believe that normal exchange rate fluctuations consistent with recent historical trends would have a modest impact on our expenses, and would not materially affect our financial condition or results of operations. Nearly all of our sales are denominated in U.S. dollars and our exchange rate exposure in terms of sales revenues is minimal.

Inflation and changing prices

Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight, and energy costs, could have a material effect on our financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements for the year ended December 31, 2005 and for the period from August 14, 2004 to December 31, 2004, and the Combined Financial Statements for the periods of January 1, 2004 to August 13, 2004 and the year ended December 31, 2003:

Reports of Independent Registered Public Accounting Firm	51
Balance Sheets at December 31, 2005 and 2004	53
Statements of Operations for the year ended December 31, 2005 and for the period from August 14, 2004 to December 31, 2004, January 1, 2004 to August 13, 2004 and the year ended December 31, 2003	54
Statements of Stockholders Equity, Owner’s Net Investment and Other Comprehensive Income (Loss) for the year ended December 31, 2005 and for the period from August 14, 2004 to December 31, 2004, January 1, 2004 to August 13, 2004 and the year ended December 31, 2003	55
Statements of Cash Flows for the year ended December 31, 2005 and for the period from August 14, 2004 to December 31, 2004, January 1, 2004 to August 13, 2004 and the year ended December 31, 2003	56
Notes to Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Innophos Investments Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders equity and other comprehensive income (loss) and of cash flows are present fairly, in all material respects, the financial position of Innophos Investments Holdings, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from August 14, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Rhodia S.A.:

In our opinion, the accompanying combined statements of operations, of owner’s net investment and other comprehensive income and of cash flows present fairly, in all material respects, the results of operations and cash flows of the Rhodia Phosphate Business (the “Phosphates Business”) for the period January 1, 2004 to August 13, 2004 and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Phosphates Business’ management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Phosphates Business is comprised of businesses which are integrated with the business of Rhodia S.A. (“Rhodia”); consequently, as indicated in Note 1, these financial statements have been derived from the accounting records of Rhodia and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Phosphates Business relies on Rhodia and its other businesses for administrative, management, research and other services. Accordingly, these combined financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Phosphates Business had it been a stand alone company.

/s/    PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 16, 2004, except for Note 18, not appearing herein, as to which the date is January 31, 2005

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Balance Sheets

(Dollars in thousands)

	Consolidated Successor	Consolidated Successor
	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$61,219	$12,762
Accounts receivable:
Affiliates
Trade and other	55,842	66,324
Inventories	76,281	66,563
Other current assets	22,609	19,977

Total current assets	215,951	165,626
Property, plant and equipment, net	305,016	333,549
Goodwill	47,268	50,851
Intangibles and other assets, net	77,770	80,865

Total assets	$646,005	$630,891

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Current portion of long-term debt	$20,009	$1,780
Accounts payable:
Trade and other	28,418	40,068
Other current liabilities	49,757	35,722

Total current liabilities	98,184	77,570

Long-term debt	508,786	382,775
Other long-term liabilities	28,433	31,821

Total liabilities	635,403	492,166

Commitments and contingencies (Note 15)

Common Stock (Authorized and issued shares 297; par value $.001)	—	—
Paid-in Capital	24,436	139,923
Retained Earnings (Deficit)	(12,479)	(775)
Other comprehensive income (loss)	(1,355)	(423)

Total stockholders equity	10,602	138,725

Total liabilities and stockholders equity	$646,005	$630,891

See notes to consolidated and combined financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Operations

(Dollars in thousands)

	Consolidated Successor	Consolidated Successor	Combined Predecessor	Combined Predecessor
	Year ended December 31, 2005	August 14, 2004 to December 31, 2004	January 1, 2004 to August 13, 2004	Year Ended December 31, 2003
Net sales	$535,499	$205,607	$332,721	$503,920
Cost of goods sold	443,254	177,568	277,014	422,914

Gross profit	92,245	28,039	55,707	81,006

Operating expenses:
Selling, general and administrative expenses	48,685	19,026	22,875	38,452
Research & Development expenses	2,240	964	3,106	4,816
In-process Research & Development	—	1,200	—	—
Goodwill impairment	—	—	—	17,600
Restructuring	—	—	1,783	2,082
Asset securitization, net	—	—	(66)	963

Total operating expenses	50,925	21,190	27,698	63,913

Operating income	41,320	6,849	28,009	17,093

Interest expense, net	46,639	11,065	3,098	3,351
Foreign exchange losses	177	315	627	1,735
Other expense (income), net	(516)	(50)	22	146

Income (loss) before income taxes	(4,980)	(4,481)	24,262	11,861
Provision/(benefit) for income taxes	6,724	(3,706)	8,954	11,245

Net income (loss)	$(11,704)	$(775)	$15,308	$616

See notes to consolidated and combined financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders Equity, Owner’s Net Investment, and Other Comprehensive Income (Loss)

(Dollars in thousands)

	Owners Net Investment	Common Stock	Retained Earnings	Paid-in Capital	Other Comprehensive Income/(Loss)	Total Shareholders Equity
Predecessor—Combined
Balance, January 1, 2003	$271,604					$271,604

Net Income	616	—	—	—	—	616

Other comprehensive income, net of tax						616

Reduction of advances from Rhodia, net	(31,647)	—	—	—	—	(31,647)

Balance, December 31, 2003	$240,573					$240,573

Net Income	15,308	—	—	—	—	15,308

Other comprehensive income, net of tax						15,308

Reduction of advances from Rhodia, net	(21,478)	—	—	—	—	(21,478)

Balance, August 13, 2004	$234,403	—	—	—	—	$234,403

Successor—Consolidated
Balance, August 13, 2004	—	—	—	—	—	—
Issuance of common stock	—	—	—	139,923	—	139,923
Net (loss)	—	—	(775)	—	—	(775)
Minimum pension liability adjustment, (net of tax $228)	—	—	—	—	(423)	(423)

Other comprehensive (loss), net of tax						(1,198)

Balance, December 31, 2004	—	—	$(775)	$139,923	$(423)	$138,725

Issuance of common stock				100		100
Net (loss)			(11,704)			(11,704)
Exchange of Innophos, Inc. common stock for Innophos Investment Holdings, Inc. common stock (see note)				—		—

Distribution to stockholders				(115,587)		(115,587)

Minimum pension liability adjustment (Net of Tax $502)					(932)	(932)

Other comprehensive (loss) net of tax						(932)

Balance, December 31, 2005	—	—	$(12,479)	$24,436	$(1,355)	$10,602

See notes to consolidated and combined financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Cash Flows (Dollars in thousands)

	Consolidated-Successor	Consolidated-Successor	Combined-Predecessor	Combined-Predecessor
	Year ended December 31, 2005	August 14, 2004 to December 31, 2004	January 1, 2004 to August 13, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(11,704)	$(775)	$15,308	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,574	18,057	22,182	30,846
Goodwill impairment	—	—	—	17,600
Deferred income taxes/(benefit)	(843)	(3,841)	152	(1,246)
Profit sharing	(2,052)	—	(23)	208
Non-cash interest for floating rate senior notes	10,895
Non-cash charges related to inventory fair value adjustment	—	6,400	—	—

Non-cash charges related to in-process R&D	—	1,200	—	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	10,482	(49,562)	(1,943)	(4,162)
(Increase)/decrease in inventories	(9,718)	(6,634)	1,444	4,791
(Increase) in other current assets	(2,632)	(13,119)	(4,415)	(6,652)
(Decrease)/increase in accounts payable	(11,650)	24,415	7,064	(10,123)
(Decrease)/increase in other current liabilities	14,035	18,548	5,618	(5,180)
Changes in other long-term assets, liabilities and other comprehensive income (loss), net	(513)	(64)	(1,292)	(350)

Net cash provided from /(used in) operating activities	45,874	(5,375)	44,095	26,348

Cash flows from investing activities:
Capital expenditures	(10,862)	(4,046)	(2,745)	(13,107)
Acquisition of Phosphates business	—	(473,406)	—	—
Costs of acquisition	—	(8,980)	—	—
Proceeds from sales of assets	—	—	—	515
Other investing activities	—	—	112	(81)

Net cash from/(used for) investing activities	(10,862)	(486,432)	(2,633)	(12,673)

Cash flows from financing activities:
Proceeds from issuance of long-term bonds	—	190,000	—	—
Proceeds from term-loan	42,000	178,000	—	—
Borrowings under revolving lines of credit	—	18,500	—	—
Capital contribution	100	139,923	—	—
Distribution to stockholders	(115,587)	—	—	—
Proceeds from issuance of long-term bonds	120,000	—	—	—
Principal payments of term-loan	(11,655)	(445)	—	—
Repayment of revolver	(17,000)	(1,500)	—	—
Deferred financing costs	(4,413)	(21,426)	—	—
Net change in borrowings with Rhodia	—	—	(4,394)	633
Borrowings from banks and other	—	—	—	16,766
Repayments to banks and other	—	—	(17,004)	(14,128)
Net reduction in advances from Rhodia	—	—	(21,889)	(13,144)
Change in book overdrafts	—	—	—	(457)

Net cash from/(used for) financing activities	13,445	503,052	(43,287)	(10,330)

Net change in cash	48,457	11,245	(1,825)	3,345
Cash and cash equivalents at beginning of period	12,762	1,517	3,345	—

Cash and cash equivalents at end of period	$61,219	$12,762	$1,520	$3,345

See notes to condensed consolidated and combined financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements

(Dollars in thousands, except where noted)

Basis of Statement Presentation:

Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation and Combination

Innophos Investments Holdings, Inc.

Innophos Investments Holdings, Inc., (“Investments Holdings”) reorganized under commonly controlled entities, was incorporated on January 31, 2005 and is a wholly owned subsidiary of Innophos Holdings, Inc. On February 2, 2005, Innophos Holdings, Inc. contributed 100% of its interest in Innophos, Inc. to Innophos Investments which resulted in the exchange of 1,000 shares of Innophos, Inc. for 297 shares of Innophos Investments. On February 10, 2005, Innophos Investments Holdings, Inc. offered $120 million of floating rate senior notes with a maturity of February 15, 2015. The use of the net proceeds from this note offering was a distribution to Innophos Holdings, Inc. which in turn made a distribution to its stockholders. Innophos Investment Holdings, Inc. was considered a reorganization of commonly controlled entities under Innophos Holdings, Inc. and therefore, the statements are presented consolidated, including the results of Innophos, Inc., for all periods.

Innophos, Inc. and its Subsidiaries, (“Company”) is a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications.

The accompanying financial statements are presented under two different (“Predecessor” and “Successor”) bases of accounting. Prior to August 13, 2004, under the “Predecessor” basis of accounting, the combined financial statements of the Rhodia Phosphates Business (the “Phosphate Business”) include the assets, liabilities and results of operations of the Phosphates Business in the United States located at the Chicago Heights, Illinois, Chicago, Illinois (Waterway), Nashville, Tennessee and Geismar, Louisiana facilities which were owned by Rhodia Inc.; the Phosphates Business in Canada located at the Port Maitland, Ontario and Buckingham, Quebec facilities which were owned by Rhodia Canada Inc.; and the Phosphates Business in Mexico located at the Mission Hills, Guanajuato facility which was owned by Rhodia de Mexico S.A. de C.V. The combined financial statements also include the accounts of Rhodia Troy Grupo Industrial S.A. de C.V. and Rhodia Mexicana S.A. de C.V. and their direct subsidiaries Rhodia Fosfatados de Mexico S.A. de C.V. and Rhodia Servicios de Mexico S.A. de C.V. which were engaged in the Phosphates Business in Mexico located at the Coatzacoalcos, Veracruz facility.

Rhodia Inc., Rhodia Canada Inc., Rhodia de Mexico S.A. de C.V., Rhodia Troy Grupo Industrial S.A. de C.V., Rhodia Mexicana S.A. de C.V., Rhodia Fosfatados de Mexico S.A. de C.V. and Rhodia Servicios de Mexico S.A. de C.V. were indirect, wholly-owned subsidiaries of Rhodia, S.A. (“Rhodia”), an international specialty chemicals company.

The entities and operations that comprised the Phosphates Business were derived from the accounting records of Rhodia and have been accounted for at historical costs and combined on the basis of a reorganization of companies under common control.

The combined statements of income include all revenues and expenses attributable to the Phosphates Business, including the allocated costs of facilities, functions and services used by the Phosphates Business at shared sites and costs for certain functions and services performed by Rhodia and its subsidiaries that were

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

charged to the Phosphates Business. All allocations and estimates in these condensed combined financial statements are based on activity-based drivers (service or usage) or formula-based drivers (net sales, employees, capital employed) that the Phosphates Business’ management believes are reasonable. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Phosphates Business had been operated as a separate entity.

All intercompany transactions and balances between entities and operations included in the Phosphates Business have been eliminated.

On August 13, 2004, under the “Successor” basis of accounting, a newly formed holding company, Innophos Holdings, Inc. (“Holdings”), owned by Bain Capital Partners, LLC (“Bain Capital”), acquired 100% of the common stock of Innophos Inc. Innophos Inc. and its subsidiaries acquired from Rhodia the assets of the United States, Port Maitland, Ontario and Mission Hills, Mexico operations, as well as the common stock of certain Mexican subsidiaries which together comprised the Phosphate Business. The purchase price was $473.4 million and subject to subsequent post closing working capital adjustments as defined in the purchase agreement related to the transaction. The aggregate cash costs together with the costs and fees necessary to consummate the transaction were financed by equity contributions of $139.9 million, issuance of $190.0 million of Senior Subordinated Notes due in 2014 and a senior credit facility which includes a six-year $220.0 million term loan facility and a five-year $50.0 million revolving credit facility. The purchase of the Company is hereafter referred to as the “Transaction”.

The Successor Financial Statements are consolidated and include the accounts of Innophos Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Certain assets, liabilities and expenses that are included in the combined financial statements of the Phosphates Business were retained by Rhodia, principally certain working capital components related to the US, Canadian and Mission Hills operations, certain intercompany indebtedness, the asset securitization program, the capital lease obligations, the long-term debt associated with the Chicago Heights facility, the environmental liabilities associated with the Buckingham, Quebec facility, and Rhodia Mexicana S.A. de C.V.’s and Rhodia Canada Inc.’s investments in Albright & Wilson PAAD Ltda.

The unaudited, supplemental pro forma information provided reflects the Transaction as if it had occurred on January 1, 2003. Included in these pro forma adjustments are the consideration of the fair value of the property, plant and equipment and intangibles; amortization expense of the deferred financing fees; the interest expense related to the new debt; and other contractual arrangements which arose from the Transaction. The unaudited, supplemental pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the transaction actually been consummated as of January 1, 2003, nor is it indicative of future results of the operations.

	For year ended December 31, 2004	For year ended December 31, 2003
Pro forma Net Sales	$535,662	$500,208
Pro forma Net Income (loss)	(1,121)	(26,059)

The acquisition of the Company has been accounted for in accordance with SFAS No. 141 “Business Combinations.” The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimates of their respective fair values at the date of acquisition. Fair values were determined by management

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

estimates. The fair value of each identifiable intangible asset was determined by the use of discounted cash flows taking into consideration certain various valuation methodologies, such as, relief-from-royalty method for the trademarks, tradenames, developed technology and application patents, excess earnings method for the customer relationships and in-process R&D, the discounted income method for license agreements, and the present value of the incremental benefits for supply contracts.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

August 14, 2004
Total acquisition consideration:
Cash paid upon acquisition	$473,406
Liabilities assumed	63,828
Acquisition related costs	8,980

546,214
Less: Book value of net assets acquired	366,274

Acquisition consideration less book value of net assets acquired	$179,940

Fair value adjustment for inventory	$6,400
Fair value adjustment for property, plant and equipment	64,172
Acquired in-process research and development	1,200
Application patents and developed process technology	36,600
Tradenames	8,100
License agreements	1,200
Supply contracts	4,900
Customer relationships	10,100
Goodwill	47,268

$179,940

The aggregate amortization expense for the period from August 14, 2004 through December 31, 2004 for the identifiable intangibles was $2,201. The identifiable intangibles are being amortized on a straight-line basis over an average useful life of 11 years.

As a result of the transaction, acquired in-process research and development of $1,200 that was not technological feasible was expensed in the period from August 14, 2004 to December 31, 2004, thereby reducing operating income for the period. These research and development assets are in the developmental stage bearing technical risks of success with no current products or revenue streams.

The carrying value of inventory was increased $6,400 to reflect the inventory fair value at August 14, 2004. The effect of the fair value adjustment is to increase the cost of goods sold and thereby reducing gross profit in future periods when the inventory is sold. The Company sold most of that inventory within 2 months after the closing of the transaction, and all of the $6,400 was expensed in the period from August 14, 2004 to December 31, 2004.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Fair value opening Balance Sheet

August 14, 2004
Current assets	$95,577
Property, plant and equipment	344,671
Goodwill	47,268
Identifiable intangibles	62,100
Other assets	22,135

Total assets	$571,751

Current portion of long-term debt	$1,780
Current liabilities	32,827
Long-term debt	366,220
Other long-term liabilities	31,001
Stockholders’ equity	139,923

Total liabilities and stockholders’ equity	$571,751

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Some of the more significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. Management routinely reviews its estimates and assumptions utilizing currently available information, changes in facts and circumstances, and historical experience.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable is recorded at the invoiced amount and does not bear interest. The collectibility of accounts receivable is evaluated based on a combination of factors. Allowances for doubtful accounts are recorded based on the length of time the receivables are past due and historical experience. In circumstances when it is probable that a specific customer is unable to meet its financial obligations, an allowance is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method. These costs include raw materials, direct labor, manufacturing overhead and depreciation. Inventories

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

are evaluated for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent management determines there are excess, obsolete or expired inventory quantities, valuation reserves are recorded against an appropriate portion of the value of the related products.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in net income. Interest is capitalized in connection with the construction of major renewals and improvements. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, ranging from ten to forty years for buildings and improvements, and three to twenty years for machinery and equipment. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is less.

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of businesses acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) replaces the amortization of goodwill and indefinite-lived intangible assets with the replacement of periodic tests of the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market for such unit. The Company’s annual impairment test for impairment of all reporting units occurs during the fourth quarter of each year.

Other Intangible Assets

Other intangible assets, which consist of developed technology, a supply agreement, customer relationships, tradenames, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives. For capitalized software the amortization period is three to five years; all other identifiable intangibles amortization period is up to twenty years.

External direct costs in developing or obtaining internal use computer software and payroll, and payroll-related costs for employees dedicated solely to the project, to the extent of the time spent directly on the project and which they meet the requirements of SOP 98-1, are capitalized.

Long-Lived Assets

Long-lived assets including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Impairments to long-lived assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Under the predecessor period, the long-lived assets of the Phosphates Business are presented in the accompanying combined financial statements as long-lived assets to be held and used, and the evaluation of impairment does not give any effect to the Rhodia’s intention to sell the Phosphates Business.

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operations of a long-lived asset. FAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement cost is then capitalized as part of the carrying value of the long-lived asset and subsequently charged to expense over the asset’s useful life.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales only if: (a) the transferred assets have been isolated from the Phosphates Business and its creditors, even in bankruptcy or other receivership, (b) the transferee has the right to pledge or exchange the transferred assets, or, is a qualifying special-purpose entity and the holders of beneficial interests in that entity have the right to pledge or exchange those interests and (c) the Phosphates Business does not maintain effective control over the transferred assets.

Revenue Recognition

Revenues are recognized upon transfer of title and risks of loss, when persuasive evidence of an arrangement exists, delivery has occurred, the customer’s price is fixed or determinable and collectibility is reasonably assured. Rebates are recorded as a reduction of Net sales.

Shipping and Handling Fees and Costs and Advertising Expenses

Shipping and handling fees and costs invoiced to customers are included in Net sales. Shipping and handling fees and costs incurred by the Company are included in Cost of goods sold. Advertising expenses, which are not significant, are expensed as incurred.

Foreign Currency Translation

The U.S. dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations monetary assets and liabilities are translated at current exchange rates, non-monetary assets and liabilities are translated at historical exchange rates. Revenue and expenses related to monetary assets and liabilities are translated at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All translation gains and losses are included in net income.

Research and Development Expenses

Research and development expenditures, including expenditures relating to the development of new products and processes and significant improvements and refinements to existing products, are expensed as incurred.

Income Taxes

The Company is included in a consolidated return of Innophos Holdings, Inc., however the income tax provision has been prepared on a separate return basis. Certain of the Mexican subsidiaries file separate tax

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

returns and current income taxes receivable or payable are reflected on the accompanying combined balance sheets. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences. During the predecessor periods, the US and Canada tax amounts calculated on a separate return basis as currently receivable or payable have been included in Owner’s net investment.

Deferred tax assets are assessed for recoverability and a valuation allowance is provided if it is more likely than not that the associated tax benefit will not be recognized.

Environmental Costs

Environmental liabilities are recorded when it is probable that these liabilities have been incurred and the amounts can be reasonably estimated. These liabilities are estimated based on an assessment of many factors, including the amount of remediation costs, the timing and extent of remediation actions required by the applicable governmental authorities, and the amount of the Company’s liability after considering the liability and financial resources of other potentially responsible parties. Generally, the recording of these accruals coincides with the assertion of a claim or litigation, completion of a feasibility study or a commitment to a formal plan of action. Anticipated recoveries from third parties are recorded as a reduction of expense only when such amounts are deemed certain.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net income, adjusted for changes in other comprehensive income items such as minimum pension liabilities. In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has identified and reported other comprehensive income in the stockholders equity section.

Stock Options

Innophos Holdings, Inc. (see corporate structure—page 31), the Company’s ultimate parent, accounts for the stock option plan using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of the stock options granted during 2005 is $0.83 per Class L option share and no fair value per Class A option share. The fair value was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions: risk-free interest rate—3.83%; expected life of the option—5 years; dividend yield—$0; volatility—0.

The following table illustrates the pro forma effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148—Accounting for Stock Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123:

January 1 through December 31, 2005
Net income, as reported	$(11,704)
Deduct: Stock options issued to employees under the fair value based method, net of tax	(39)

Pro forma net income	$(11,743)

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 151, revised SFAS No. 123R, FASB Interpretation No. 47, and SFAS No. 154 which are summarized below.

SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), amends and clarifies the accounting guidance for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” as mentioned in ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the effect of SFAS No. 151 and determined that it could impact its consolidated financial position or results from operations.

SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), replaces SFAS No. 123. In addition, SFAS No. 123R supersedes APB No. 25 and its related implementation guidance. This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense based on their fair values. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. Through the end of 2005, the Company has elected to continue application of APB Opinion No. 25 with the pro forma disclosure required for SFAS No. 123. However, the Company is required to implement the provisions of SFAS No. 123(R) effective January 1, 2006. The Company has evaluated the effect of SFAS No. 123(R) and, based on the number of options outstanding, has determined that it does not materially impact its consolidated financial position and statement of operations.

In March 2005, the FASB released FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company has evaluated the effect of FASB Interpretation No. 47, and determined that it does not materially impact its consolidated financial position or results from operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No.3. It establishes the retrospective application, unless impracticable, as the method for reporting a change in accounting principle. This statement also addresses the reporting of a correction of an error in previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2. Related Party Transactions:

In connection with the acquisition, the Company entered into an advisory agreement with Bain Capital. This agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financial alternatives and finance, marketing, human resource and other consulting services. In exchange for these services, Bain Capital will receive an annual advisory services fee of $2 million plus reasonable out-of-pocket expenses. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket expenses, on the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries.

This agreement has a multi-year initial term, and thereafter is subject to automatic one-year extensions unless Holdings or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of Innophos prior to the end of its

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement.

During the predecessor periods, The Phosphates Business’ purchases of product from affiliates were $5,850 and $5,659 in the period from January 1, 2004 to August 13, 2004, 2003, respectively. The Phosphates Business’ sales of product to affiliates were $8,414 and $25,278 in the period from January 1, 2004 to August 13, 2004, and 2003.

The Phosphate Business sold its products in the U.S. and Canada through four market-based enterprises: Specialty Phosphates, Food Ingredients, Rhodia Pharma Solutions and Home, Personal Care and Industrial Ingredients. The Specialty Phosphates enterprise was comprised solely of phosphate technology products. Certain costs, principally sales and marketing, were allocated from the Food Ingredients, Rhodia Pharma Solutions and Home, Personal Care and Industrial Ingredients enterprises. These allocations totaled $2,407 and $11,697 in the period from January 1, 2004 to August 13, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

The Phosphates Business was charged for services performed by Rhodia Inc. and Rhodia Canada Inc., including services for administrative, facilities, finance, information technology, health, safety and environmental, human resources, legal, purchasing and warehousing, communications and insurance costs. The allocated costs for these services in the period from January 1, 2004 to August 13, 2004 and 2003 were $12,042 and $20,874, respectively. In the period from January 1, 2004 to August 13, 2004, $3,475 was charged to cost of goods sold and $8,567 was charged to selling, general and administrative expenses. In 2003, $7,620 was charged to cost of goods sold and $13,254 was charged to selling, general and administrative expenses.

The Phosphates Business was charged for selling, general and administrative services performed by Rhodia. The allocated costs for these services in the period from January 1, 2004 to August 13, 2004 and 2003 were $1,104 and $1,747, respectively. In addition, the Phosphates Business’ Mexican operations were charged insurance costs by Rhodia of $688 and $1,192 in the period from January 1, 2004 to August 13, 2004 and 2003, respectively, which were charged to cost of goods sold, and other services of $158 in 2003, respectively, which were charged to selling, general and administrative expenses.

The Phosphates Business was charged for research and development services performed by Rhodia. The allocated costs for these services in the period from January 1, 2004 to August 13, 2004 and 2003 were $1,488 and $1,227, respectively, and were charged to selling, general and administrative expenses.

The Phosphates Business was charged or allocated interest expense from Rhodia and its subsidiaries at market-based interest rates for short-term borrowings and long-term debt. The total interest expense charged or allocated to the Phosphates Business in the period from January 1, 2004 to August 13, 2004 and 2003 was $1,812 and $2,513, respectively, and are included in Interest expense (see Note 9).

The Phosphates Business was charged rental expense for its allocated portion of the sale/leaseback obligations. The total rental expense charged to the Phosphates Business in the period from January 1, 2004 to August 13, 2004 and 2003 was $876 and $2,404, respectively. The charge incurred for period January 1, 2004 to August 13, 2004 was included in interest expense, all other periods were included in cost of goods sold.

The Phosphates Business was charged for its allocated portion of the asset securitization program net costs. The total amount charged (credited) to the Phosphates Business in the period from January 1, 2004 to August 13, 2004 and 2003 was $(66) and $963, respectively.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

The key economic assumptions used in the period from January 1, 2004 to August 13, 2004 and 2003 for measuring residual interests were a discount rate of 2.1% and 6%, respectively; a loss dilution rate of 31.9% to 44.0%, 26.6% to 37.3% (37% at December 31, 2003) and 16.9% to 18% (18% at December 31, 2002), respectively; and a variable return to investors of LIBOR plus 1%, LIBOR plus 1% (2.2% at December 31, 2003), respectively.

3. Inventories:

Inventories consist of the following:

	Successor	Successor
	2005	2004
Raw materials	$14,076	$17,772
Spare parts	6,952	6,082
Finished products	55,253	42,709

	$76,281	$66,563

4. Other Current Assets:

Other current assets consist of the following:

	Successor	Successor
	2005	2004
Creditable taxes (value added taxes)	$6,052	$7,144
Prepaid income taxes	5,350	—
Prepaids	9,889	9,473
Other	1,318	3,360

	$22,609	$19,977

5. Property, Plant and Equipment, net:

Property, plant and equipment, at cost, consist of the following:

	Successor	Successor
	2005	2004
Land and buildings	$78,134	$76,014
Machinery and equipment	274,719	266,315
Construction-in-progress	6,277	5,968

	359,130	348,297
Less accumulated depreciation	54,114	14,748

	$305,016	$333,549

Depreciation expense was $39,419, $14,748, $20,374 and $27,596 in 2005, the period from August 14, 2004 to December 31, 2004, January 1, 2004 to August 13, 2004 and 2003, respectively, which excludes $826, and $982 in the period from January 1, 2004 to August 13, 2004 and 2003, respectively, of allocated depreciation and amortization charged from Rhodia Inc. (see Note 2).

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

6. Goodwill:

	United States	Mexico	Canada	Total
Balance, December 31, 2004	$7,237	$41,084	$2,530	$50,851
Change in valuation allowance	—	(3,583)	—	(3,583)

Balance, December 31, 2005	$7,237	$37,501	$2,530	$47,268

The Company established certain valuation allowances against its net deferred tax assets in its Mexican operations at the time of the acquisition. Due to the Company’s improved profitability in this jurisdiction, certain of these net deferred tax assets were utilized during 2005 and therefore the valuation allowance was reversed against goodwill.

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	Successor	Successor
		2005	2004
Supply agreement, net of accumulated amortization of $2,842 for 2005 and $786 for 2004	2.5	$2,058	$4,114
Developed technology and application patents, net of accumulated amortization of $2,606 for 2005 and $717 for 2004	10-20	33,994	35,883
Customer relationships, net of accumulated amortization of $699 for 2005 and $193 for 2004	20	9,401	9,907
Tradenames and license agreements, net of accumulated amortization of $895 for 2005 and $250 for 2004	20	8,402	9,050
Capitalized software, net of accumulated amortization of $588 for 2005 and $141 for 2004	3.5	927	955
Non-compete agreement, net of accumulated amortization of $414 for 2005 and $114 for 2004	2.5	300	600

Total Intangibles		$55,082	$60,509

Deferred financing costs, net of accumulated amortization of $4,712 for 2005 and $1,070 for 2004		$21,225	$20,356
Deferred income taxes		1,463	—
Other assets		—	—

Total other assets		$22,688	$20,356

		$77,770	$80,865

Amortization expense for intangibles, was $5,846, $2,201, $1,808, and $3,250 for the period of 2005, August 14, 2004 to December 31, 2004, January 1, 2004 to August 13, 2004 and 2003, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2006	2007	2008	2009	2010
Intangible amortization expense	$5,730	$3,303	$3,218	$3,090	$2,805

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

8. Other Current Liabilities:

Other current liabilities consist of the following:

	Successor	Successor
	2005	2004
Payroll related	$9,291	$6,776
Interest	9,220	6,674
Freight and rebates	5,006	5,328
Benefits and pensions	7,532	4,785
Taxes	11,741	3,160
Legal	504	1,393
Non-trade payable	1,771	—
Other	4,692	7,606

	$49,757	$35,722

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:

Short-term borrowings and long-term debt consist of the following:

	Successor	Successor
	2005	2004
Senior credit facility	$207,900	$194,555
Senior subordinated notes	190,000	190,000
Senior rate floating notes	130,895	—

	$528,795	$384,555
Less current portion	20,009	1,780

	$508,786	$382,775

The aggregate cash costs together with the costs and fees necessary to consummate the transaction were financed in part by the senior credit facility and the issuance of senior subordinated notes.

Senior Credit Facility

The senior credit facility consists of (1) a five-year $50.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit) and (2) a six-year $220.0 million term loan facility. Our credit agreement requires us to make amortization payments of the term loan facility in quarterly amounts equal to approximately $.526 million in the first 5 years, and the principal balance payable in four equal quarterly installments of $50.0 million in the sixth year. The following are the annual principal payments for the remaining balance of the term loan facility:

Year Ending	Principal Payment
2006	$2,105
2007	2,105
2008	2,105
2009	51,580
2010	$150,005

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of all asset sales and dispositions by Holdings and its subsidiaries, subject to certain exceptions, (2) 100% of the net cash proceeds from any payment in respect of property or casualty insurance claim or any condemnation proceeding, subject to certain exceptions, (3) 100% of the net cash proceeds of issuances of certain debt obligations by Holdings and its subsidiaries, subject to certain exceptions, (4) 50% of the net cash proceeds from equity issuances by Holdings and its subsidiaries, subject to certain exceptions, and (5) 75% of Innophos’ annual excess cash flow (as defined in the credit agreement) in any fiscal year in which Holdings’ leverage ratio (as defined in the credit agreement) is greater than or equal to 3.0 to 1, or 50%, with respect to any fiscal year to the extent the total leverage ratio with respect to such year is less than 3.0 to 1.

Voluntary prepayments and commitment reductions are permitted in whole or in part, without premium or penalty, subject to minimum prepayment or reduction requirements.

All of our obligations under the senior credit facility are unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary. The obligations under the senior credit facility (including the guarantees) are collateralized by substantially all of our present and future assets and all present and future assets of each guarantor, including but not limited to (1) a first-priority pledge of all of our capital stock and all of the outstanding capital stock owned by us or any guarantor in any domestic subsidiary, (2) a first-priority pledge of 66% of the outstanding capital stock owned by us or any guarantor in any first-tier foreign subsidiary, and (3) perfected first-priority security interests in all of our present and future assets and the present and future assets of each guarantor, subject to certain limited exceptions.

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan facility bear interest at December 31, 2005 at 6.71%. The amount outstanding on the term loan as of December 31, 2005 was $207.9 million. On February 4, 2005, the Company elected to borrow the remaining $42.0 million of the term loan. The proceeds from the additional $42.0 million borrowings were used in part to pay-off the $17.0 million outstanding amount of revolving credit facility.

There was no amount outstanding on the revolving credit facility at December 31, 2005. The Company has issued approximately $4.8 million of letters of credit under the sub-facility as of December 31, 2005. In addition, the lenders under the revolving credit facility are paid a fee on unused commitments under that facility at a rate, for approximately the first five months after closing, equal to 0.50% per annum, and, thereafter, to be reduced to 0.375% so long as Innophos’ leverage ratio is equal to or less than 3.0 to 1. During the existence of any default under the credit agreement, the margin on all obligations under the senior credit facility shall increase by 2% per annum.

As required by the credit agreement, Innophos, Inc. must maintain 50% of its outstanding debt of the credit facility and the senior subordinated notes in fixed rate instruments. As such, on February 3, 2005, Innophos, Inc. executed a rate cap derivative instrument. The terms of this derivative instrument is a rate cap of 5%, with a reference index based on three month LIBOR, a notional amount of $15 million and is for a term of two years expiring on February 3, 2007. The fair value of the rate cap derivative instrument is $16 as of December 31, 2005.

The Company is required within five days from the issuance of the 2005 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the $0.526 million quarterly principal payments. As such, as of December 31, 2005,

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

$20.0 million is classified as the current portion of long term debt which represents the 2005 excess cash flow requirement and the required principal payments.

The credit agreement documentation contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability to, among other things and subject to various exceptions, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness, (6) amend or otherwise alter the acquisition documents or any debt agreements, (7) make capital expenditures, (8) engage in mergers, acquisitions and asset sales, (9) conduct transactions with affiliates, (10) alter the nature of our businesses, or (11) change our fiscal quarter or our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio, an interest coverage ratio and a senior leverage ratio) and various affirmative covenants.

Events of default under the credit agreement include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) unsatisfied final judgments over a threshold, (7) a change of control, (8) certain ERISA defaults, and (9) the invalidity or impairment of any loan document or any security interest.

In addition, the credit agreement includes customary provisions regarding breakage costs incurred in connection with prepayments, changes in capital adequacy and capital requirements or their interpretation, illegality, unavailability and payments free and clear of withholding.

Borrowings under the senior credit facility are subject to the accuracy of representations and warranties (including the absence of any material adverse change in our condition) and the absence of any defaults (including any defaults under the financial covenants that are based on EBITDA). As of December 31, 2005, management believes the Company is in full compliance with the covenant requirements of the Senior Credit Facility.

2004 Senior Subordinated Notes

On August 13, 2004, Innophos Inc. issued $190.0 million aggregate principal amount of 8.875% Senior Subordinated Notes due August 15, 2014. We issued the notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. The Company did file a registration statement which became effective on February 14, 2006.

Interest. Interest on the notes accrues at the rate of 8.875% per annum and is payable semi-annually on February 15 and August 15. Interest on overdue principal and interest accrues at a maximum rate that is 1% higher than the then applicable interest rate on the notes. We make each interest payment to the holders of record on the immediately preceding February 1 and August 1.

Subsidiary Guarantees. Our obligations under the Innophos Notes are fully, unconditionally, jointly and severally guaranteed on a senior subordinated unsecured basis by all of our existing and future domestic restricted subsidiaries. As of the date of this Form 10-K, Innophos Mexico Holdings, LLC was the only guarantor of the Innophos Notes.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Optional Redemption. We may redeem any of the notes at any time on or after August 15, 2009, in whole or in part, in cash at the redemption prices described in the indenture governing the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, on or before August 15, 2007, we may redeem up to 35% of the aggregate principal amount of notes with the net proceeds of certain underwritten equity offerings at a price of 108.875% of the principal amount of the 2004 Senior Subordinated Notes, plus accrued and unpaid interest and liquidated damages, if any, thereon. We may make that redemption only if, after the redemption, at least 65% of the aggregate principal amount of notes remains outstanding. We may redeem any of the notes at any time before August 15, 2009 in cash at 100% of the principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and a make-whole premium.

Change of Control. Upon a change of control, we may be required to make an offer to purchase each holder’s notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

Certain Covenants. The indenture governing the 2004 Senior Subordinated Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments and other restricted payments;

•	incur additional indebtedness or issue preferred stock;

•	create liens;

•	permit dividend or other payment restrictions on our restricted subsidiaries;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

Any dividends or similar payments to Holdings from Innophos Inc. will be treated as restricted payments under the indenture governing the 2004 Senior Subordinated Notes. Holdings will rely upon the ability of the Company to make such restricted payments to us in order for us to make any payments on the notes. The amount of all restricted payments that can be made by the Company is approximately equal to 50% of the consolidated net income (as defined in the indenture governing the 2004 Senior Subordinated Notes) of the Company since the beginning of the first fiscal quarter following the date on which the 2004 Senior Subordinated Notes were issued, plus 100% of the net cash proceeds received by the Company since the date of the indenture from the issue or sale of equity interests. The indenture governing the 2004 Senior Subordinated Notes prohibits all restricted payments if a default or event of default has occurred under that indenture or if Innophos’ fixed charge coverage ratio is below 2.0 to 1.0.

Floating Rate Senior Notes

On February 10, 2005, Innophos Investments Holdings, Inc. (“Investments Holdings”) completed a private offering of $120 million floating rate senior notes due 2015. The use of the proceeds from the sale of the notes was a distribution to the stockholders of the Company. These notes were offered at an interest rate based on the three-month LIBOR plus 8% and will be reset quarterly. Interest on the notes accrues and is payable in arrears on February 15, May 15, August 15 and November 15 of each year. Interest is payable on and prior to February 15, 2010 in the form of additional notes and thereafter in cash. The notes are an unsecured obligation and will rank equally with all of our future senior obligations and senior to our future senior subordinated indebtedness. The notes would be subordinate to our future secured indebtedness. The 2005 Floating Rate Senior Notes issued by

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Innophos Investments Holdings, Inc. are not recorded on the financial statements of Innophos Inc., however, Investments Holdings depends on the operations of Innophos, Inc. to fund the obligation.

These notes issued in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. The Company did file a registration statement which became effective on February 14, 2006.

Interest. Interest on the notes accrues at the rate per annum equal to the three month LIBOR plus 8.00% and is payable quarterly on February 15, May 15, August 15, and November 15. Interest on overdue principal and interest accrues at a maximum rate that is 1% higher than the then applicable interest rate on these notes. We make each interest payment to the holders of record on the immediately preceding February 1, May 1, August 1 and November 1.

Optional Redemption. Investments Holdings may, at its option, redeem some or all of the notes at any time on or after February 15, 2007, at the redemption prices described in the indenture governing the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time prior to February 15, 2006, Investments Holdings may on any one or more occasions redeem up to 35% of the notes with the proceeds of certain sales of equity at the redemption price listed under “Description of the New Notes—Optional Redemption.” Investments Holdings may make the redemption only if, after the redemption, at least 65% of the aggregate principal amount of the notes originally issued remains outstanding. Prior to February 15, 2007, Investments Holdings may redeem the notes at a price equal to 100% of the principal amount of the notes plus a make-whole premium.

Change of Control. Upon a change of control, Investments Holdings may be required to make an offer to purchase each holder’s notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

Certain Covenants. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments and other restricted payments;

•	incur additional indebtedness or issue preferred stock;

•	create liens;

•	permit dividend or other payment restrictions on our restricted subsidiaries;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

The maturity of these floating rate senior notes is February 15, 2015.

Interest installments were payable on May 15, August 15, and November 15 in the amounts of $3,446, $3,549, and $3,899, respectively. In lieu of cash, interest payments were made to the holders of the floating rate senior notes in the form of additional floating rate senior notes.

Deferred financing fees related to the floating rate senior notes are $4.4 million and will be amortized on a straight line basis which approximates the effective interest method.

Total interest paid by the Company for all indebtedness for the period 2005 and August 14, 2004 to December 31, 2004 was $30,907 and $3,095.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

During the predecessor period and at December 31, 2003, the notes payable to Rhodia were due March 19, 2004 with interest at 1.7%. At December 31, 2002, the notes payable to Rhodia were due March 31, 2003 with interest at 1.9%. The average interest rate for 2003 related to debt to Rhodia was 1.7% and 2.4%, respectively. Total interest expense paid to Rhodia in the period from January 1, 2004 to August 13, 2004 and 2003 was $1,728 and $2,373, respectively. Interest rates are variable based on a spread over LIBOR.

At December 31, 2003 the capital lease obligations relate to the Phosphates Business’ allocated portion of two sale/leaseback transactions entered into by Rhodia Inc. that were previously classified as operating leases prior to modifications to Rhodia’s financing arrangements. The capital lease obligations had interest at the three-month LIBOR rate plus an applicable margin, adjusted quarterly. All capital lease obligations were considered current at December 31, 2003 due to Rhodia’s agreement to refinance or amend these arrangements. The lessors had security interests in the assets included in the capital lease obligations. The Phosphates Business’ allocated portion of the lease costs in the period from January 1, 2004 to August 13, 2004 and 2003 was $876 and $2,404, respectively. As such, these capital lease obligations related to the Phosphates business were acquired from the lessors by Rhodia so Rhodia can deliver to the Company certain equipment free and clear of all liens.

Other debt at December 31, 2003, consist of pollution control bonds totaling $1,440 and industrial revenue bonds totaling $575 relating to the Chicago Heights facility due September 1, 2008 with interest at 6.25%. Certain assets at the Chicago Heights facility are collateral for these bonds. The interest expense allocated to the Phosphates Business relating to these bonds in the period from January 1, 2004 to August 13, 2004 and 2003 was $84 and $140, respectively. These obligations were not assumed by the Company as part of the Transaction.

Total interest paid in the period from January 1, 2004 to August 13, 2004 and 2003 was $3,098 and $3,351, respectively.

Interest expense, net consists of the following:

	Successor	Successor	Predecessor	Predecessor
	For the year ended December 31, 2005	For the period August 14, 2004 to December 31, 2004	For the period January 1, 2004 to August 13, 2004	For the year ended December 31, 2003
Interest expense	$44,349	$10,152	$3,098	$3,351
Deferred financing costs	3,642	1,071	—	—
Interest income	(1,352)	(158)	—	—

Total interest expense, net	$46,639	$11,065	$3,098	$3,351

10. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	Successor	Successor
	2005	2004
Environmental liabilities	$1,100	$700
Profit sharing liabilities	910	2,962
Deferred income taxes	23,701	27,894
Other liabilities	2,722	265

	$28,433	$31,821

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

11. Common Stock:

Innophos Inc. has 1,000 shares issued and outstanding, which are all owned by Innophos Investments Holdings, Inc. (see corporate structure—page 31). Innophos Investments Holdings, Inc. has 297 shares issued and outstanding, which are all owned by Innophos Holdings, Inc. Innophos Holdings, Inc., the parent company of Innophos Investments Holdings, Inc., has authorized 99,999,999 shares of Class A common stock, par value $.001 and Innophos Holdings, Inc. has authorized 11,111,111 shares of Class L common stock, par value $.001. Innophos Holdings Inc. has outstanding as of December 31, 2005: 43,944,074 of Class A common stock; and 4,882,676 of Class L common stock.

The Class A common stock is the same as the Class L common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

Innophos Holdings, Inc. 2005 Stock Option Plan (“Option Plan”) was adopted on April 1, 2005 to provide for the grant of options to purchase Holding’s Class L Common Stock and Class A Common Stock. On April 1, 2005, Innophos Holdings, Inc. authorized 641,170 of Class L stock options and authorized 5,770,531 of Class A stock options. On April 1, 2005, Innophos Holdings, Inc. granted 448,819 of Class L stock options and granted 4,039,372 of Class A stock options to employees. All options granted as of December 31, 2005 are outstanding.

The Option Plan provides for grants of qualified and non-qualified stock options with a ten year term. All options vest ratably over a five year term. All options were granted to employees and have an exercise price of $3.73 for Class L stock options and an exercise price of $0.2909 for Class A stock options. The recipient of the stock option must exercise Class A stock options to acquire nine shares of Class A common stock for every one share of Class L common stock acquired through the exercise of Class L stock options and Class L stock options to acquire one share of Class L common stock for every nine shares of Class A common stock acquired through the exercise of Class A stock options.

12. Restructuring Costs:

During the period from August 14, 2004 to December 31, 2004, the Company recorded restructuring charges of $119 related to employee termination benefits in our Mexican operations. The employee termination benefits resulted in cash payments of $119 during the period of August 14, 2004 to December 31, 2004.

During the predecessor period and in connection with Rhodia’s global strategy to reduce fixed costs and improve competitiveness in the chemicals sector, the Phosphates Business’ management commenced various restructuring plans to streamline plant operations, consolidate facilities and reduce headcount.

During the period from January 1, 2004 to August 13, 2004, the Phosphates Business recorded restructuring charges of $1,783, principally related to employee termination benefits. These actions, as well as those previously recorded, resulted in cash payments of $2,239 for employee termination benefits and facility closure costs during the period.

During 2003, the Phosphates Business recorded restructuring charges of $2,082, principally related to employee termination benefits. These actions, as well as those previously recorded, resulted in cash payments of $3,363, for employee termination benefits and facility closure costs during 2003. In 2003, the Phosphates Business accrued employee termination benefits for the elimination of 64 administrative and manufacturing positions in 2003.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

All predecessor restructuring liabilities were retained by Rhodia as a result of the Transaction.

13. Pension Plans and Postretirement Benefits:

Innophos. maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover substantially all U.S. and Canadian employees.

In the United States, salaried and most hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Some union-represented hourly employees are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. Both of these plans were established by Innophos, Inc. in 2004.

In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service. The defined contribution plans were established by Innophos, Inc. in 2004; the defined benefit plan for union-represented hourly employees is a continuation of the Rhodia Canada Inc.’s pension plan for its Port Maitland union employees, which was included in the Transaction.

Innophos also has other postretirement benefit plans covering substantially all of its U.S. and Canadian employees. Certain employee groups covered under the plans do not receive benefits post-age 65. In the United States, the health care plans are contributory with participants’ contributions adjusted annually, and limits on the company’s share of the costs; the life insurance plans are noncontributory. The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) are not significant. In Canada, the plans are non-contributory.

Innophos uses a December 31 measurement date for all of its plans. For the purposes of the following schedules, beginning of the year is January 1, 2005 and August 14, 2004 for the 2004 Plan Year.

The weighted average discount rate at the measurement dates for the Company’s defined benefit pension plans and the post-retirement benefit plans is developed using a spot interest yield curve based upon a broad population of corporate bonds rated AA or higher, adjusted to match the duration of each plan’s projected benefit payment stream.

The expected return is based on a specific asset mix, active management, rebalancing among diversified asset classes within the portfolio, and a consistent underlying inflation assumption to calculate the appropriate long-term expected investment return.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Obligations and Funded Status—U.S. Plans

At December 31

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$2,161	$1,915	$3,234	$3,012
Service Cost	323	98	270	51
Interest Cost	115	43	94	68
Actuarial (Gain)/Loss	232	106	(1,531)	103
Plan Amendments	(270)	—	—	—

Benefit Obligation at End of Year	$2,561	$2,162	$2,067	$3,234

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$—	$—	$—	$—
Actual Return on Plan Assets	7	—	—	—
Employer Contributions	356	—	—	—

Fair Value of Trust Assets at End of Year	$363	$—	$—	$—

Reconciliation of Funded Status
Funded Status	$(2,198)	$(2,161)	$(2,067)	$(3,234)
Unrecognized Net
Prior Service Cost	1,247	1,653	2,616	2,904
(Gain)/Loss	349	106	(1,288)	103

Net Amount Recognized	$(602)	$(402)	$(739)	$(227)

Amounts Recognized in Statement of Financial Position
(Accrued) Benefit Liability	$(627)	$(731)	$(739)	$(227)
Intangible Asset	25	329	—	—

Net Amount Recognized	$(602)	$(402)	$(739)	$(227)

Accumulated Benefit Obligation for all Defined Benefit Pension Plans	$989	$731	—	—

Separate Disclosures for Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation at End of Year	$2,561	$2,161	—	—
Accumulated Benefit Obligation at End of Year	989	731	—	—
Fair Value of Assets at End of Year	363	—	—	—

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Separate Disclosures for Postretirement Benefit Plans with Benefit Obligation in Excess of Plan Assets
Benefit Obligation at End of Year	—	—	$2,067	$3,234
Fair Value of Assets at End of Year	—	—	—	—

Components of Net Periodic Benefit Cost
Service Cost	$323	$97	$270	$51
Interest Cost	115	43	94	68
Expected Return on Plan Assets	(20)	—	—	—
Amortization of Net
Prior Service Cost	136	61	288	108
(Gain)/Loss	2	—	(139)	—

Net Periodic Benefit Cost	$556	$201	$513	$227

Components of Total Benefit Expense
Net Periodic Benefit Cost	$556	$201	$512	$227

Total Benefit Expense	$556	$201	$513	$227

Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount Rate	5.50%	5.75%	5.50%	5.75%
Rate of Compensation Increase	3.00%	3.00%	3.00%	—

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	5.75%	6.00%	5.75%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	—	—
Rate of Compensation Increase	3.00%	3.00%	3.00%	—

Assumed Health Care Cost Trend Rates at December 31
Health Care Cost Trend Rate Assumed for Next Year (Initial Rate)			—	10.00%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Rate)			—	5.00%
Year that the Rate Reaches the Ultimate Rate			—	2010

Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a 1% Increase on
Total of Service Cost and Interest Cost			$—	$1
Postretirement Benefit Obligation			$—	$18

Effect of a 1% Decrease on
Total of Service Cost and Interest Cost			$—	$(1)
Postretirement Benefit Obligation			$—	$(16)

Estimated Future Benefit Payments
Fiscal 2006	$4	$—	$35	$21
Fiscal 2007	10	2	63	44
Fiscal 2008	21	6	93	70
Fiscal 2009	33	16	125	103
Fiscal 2010	55	28	163	139
Fiscal Years 2011-2015	$732	$494	$1,288	$1,239

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Defined Contribution Plan—U.S.

Innophos Inc.’s expense for the defined contribution plan was $1.7 and $0.6 million for 2005 and for the period August 14, 2004 to December 31, 2004, respectively.

Canadian Plans

Obligations and Funded Status—Canadian Plans

At December 31

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	2005	2005	2004	2004
Change in benefit obligation
Benefit obligation at beginning of year	$5,137	$465	$4,475	$415
Service cost	158	37	50	10
Interest cost	325	31	112	10
Benefits Paid	(264)	(7)	(86)	(2)
Actuarial (gain)/loss	1,476	187	586	32
Exchange rate changes	251	23	—	—

Benefit obligation at end of year	$7,083	$736	$5,137	$465

Change in plan assets
Fair value of plan assets at January 1, 2005	$3,962	$—	$3,733	$—

Actual return on plan assets	614	—	93	—
Employer contributions	959	7	221	2
Benefits paid	(264)	(7)	(85)	(2)
Exchange rate changes	193	—	—	—

Fair value of plan assets at end of year	5,464	—	3,962	—

Funded status	(1,620)	(736)	(1,175)	(465)
Unrecognized net transition obligation/(asset)	—	396	—	404
Unrecognized net actuarial loss (gain)	1,864	220	620	32

Net amount recognized	$244	$(120)	$(555)	$(29)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	2005	2005	2004	2004
Accrued benefit cost	$(1,620)	$(736)	$(1,175)	$(29)

Accumulated other comprehensive income	1,864	220	620	—
Intangible assets	—	396	—	—

Net amount recognized	$244	$(120)	$(555)	$(29)

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	December 31 2005	December 31 2004
Projected benefit obligation	$7,083	$5,137
Accumulated benefit obligation	7,083	5,137
Fair value of plan assets	$5,464	$3,962

Components of Net Periodic Benefit Cost:

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	2005	2005	2004	2004
Service cost	$158	$37	$50	$10
Interest cost	325	31	112	10
Expected return on plan assets	(356)	—	(127)	—
Amortization of transition obligation	—	29	—	11
Amortization of unrecognized net (gains)/losses	6	—	—	—

Net Periodic Benefit Cost	$133	$97	$35	$31

Additional Information

	Pension Benefits	Other Benefits	Pension Benefits	Other
	2005	2005	2004	2004
Increase in minimum liability included in other comprehensive income/(loss)	$(1,864)	$(220)	$(620)	$(32)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits	Other Benefits
	2005	2005
Discount rate	5.25%	5.25%
Rate of compensation increase	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits	Other Benefits
	2005	2005
Discount rate	6.00%	6.00%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	—	—

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Assumed health care cost trend rates at December 31

2005
Health care cost trend rate assumed for next year	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%
Year that the rate reaches the ultimate trend rate	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$15	$(12)
Effect on postretirement benefit obligation	113	(89)

Plan Assets

Innophos, Canada Inc.’s pension plan weighted-average asset allocations at December 31, 2004 by asset category are as follows:

	Plan Assets at December 31
	2005	2004
Asset Category
Equity securities	63.2%	55.5%
Debt securities	36.6	43.9
Other	0.2	0.6

Total	100%	100%

The Pension Committee has promulgated a Statement of Investment Policies and Procedures based on the “prudent person portfolio approach” to ensure investment and administration of the assets of the Plan within the parameters set out in the Ontario Pension Benefits Act and the Regulations thereunder. Investment managers appointed by the Plan are directed to achieve a satisfactory return through a diversified portfolio consistent with acceptable risks and prudent management. In accordance with the investment and risk philosophy of the Committee, a target asset mix of 60% equities and 40% fixed income instruments has been established. Investment weightings and results are tested regularly against appropriate benchmark portfolios.

Cash Flows

Contributions

Innophos Canada, Inc. expects to contribute $1,050 to its pension plan in 2006.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$291	$9
2007	306	15
2008	307	26
2009	341	27
2010	354	30
Years 2011-2015	$2,086	$182

Defined Contribution Plans—Canada

Innophos Canada Inc.’s expense for the defined contribution plans was approximately $.1 million for 2005 and for the period August 14, 2004 to December 31, 2004.

Mexico

In accordance with Mexican labor law, a Mexican employee is entitled to certain termination payments after reaching fifteen years of service. In addition, Mexican employees also participate in profit sharing based on 10% of adjusted taxable income. For 2005 and for the period August 14, 2004 to December 31, 2004, Innophos Fosfatados de Mexico, S.A. de C.V., recorded provisions of $1,521 and $497, respectively, for these liabilities.

Predecessor Period

During the predecessor period, the U.S. Phosphates Business participated in Rhodia Inc.’s non-contributory, defined-benefit pension plans covering substantially all its employees. Normal retirement age is 65, however, the plans provide for early retirement. Benefits for salaried and some hourly employees are based on salary and years of service, while benefits for other hourly employees are based on negotiated benefits and years of service. In July 2003, a new defined-contribution plan was implemented in replacement of the defined-benefit pension plans for certain eligible new hires only. The defined-benefit plans will continue for current plan participants subject to the plan provisions on vesting and credited service. Current defined-benefit plan participants are eligible for continued accrual of vesting and credited service per plan provisions. In addition, the U.S. Phosphates Business participated in Rhodia Inc.’s voluntary defined-contribution plan (401(k)) that covers eligible employees.

The U.S. Phosphates Business participate in postretirement benefit plans which provide certain medical, dental and life insurance benefits to qualifying employees. The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) are not significant.

The U.S. Phosphates business does not have separate pension and retirement benefit plans. However, it was allocated a portion of Rhodia Inc.’s costs based on eligible salaries and wages. The total allocation of pension and retirement, health and welfare, social security, unemployment compensation and benefit administrative expenses in the period from January 1, 2004 to August 13, 2004 and 2003 was $6,275 and $12,157, respectively.

In Canada, the Port Maitland union employees are covered under a pension plan. Benefits are based on negotiated benefits and years of service. Normal retirement age is 65; however, the plan provides for early

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

retirement. Employees are fully vested with two years of plan membership. Employees can make voluntary contributions to the plan. Information concerning the funded status of this plan and the benefit obligations are not presented as the amounts are not significant.

The Port Maitland non-union employees participate in Rhodia Canada Inc.’s pension plan. Participating employees on December 31, 2000 had the option to stay in a defined benefit portion of the plan or to join the defined contribution portion of the plan. New employees after December 31, 2000 join the defined contribution portion of the plan. The defined benefits portion of the plan is based on salary. The defined contribution portion of the plan is based on salary with a partial company match. Normal retirement age is 65; however, the plan provides for early retirement. Employees are fully vested over two years.

The Port Maitland employees participate in postretirement benefit plans which provide certain medical, dental and life insurance benefits to qualifying employees.

The Canadian Phosphates business is allocated a portion of Rhodia Canada Inc.’s costs based on eligible salaries and wages. The total allocation of pension and retirement, health and welfare, social security, unemployment compensation and benefit administrative expenses in the period from January 1, 2004 to August 13, 2004 and 2003 was $850 and $1,414, respectively.

In accordance with Mexican labor law, a Mexican employee is entitled to certain termination payments after reaching fifteen years of service. In addition, Mexican employees also participate in profit sharing based on 10% of adjusted taxable income. In the period from January 1, 2004 to August 13, 2004 and 2003, Rhodia Fosfatados de Mexico, S.A. de C.V., recorded provisions of $211 and $208, respectively, for these liabilities.

14. Income Taxes:

	Successor		Successor		Predecessor		Predecessor
	2005		For the period from August 14, 2004 to December 31, 2004		For the period from January 1, 2004 to August 13, 2004		2003
	Income (loss) before income taxes	Income tax expense (benefit)	Income/ (loss) before income taxes	Income tax expense (benefit)	Income/ (loss) before income taxes	Income tax expense/ (benefit)	Income/ (loss) before income taxes	Income tax expense (benefit)
U.S.	$(18,806)	260	$(5,142)	$90	$16,180	$6,230	$33,166	$13,666
Canada/Mexico	13,826	6,464	661	(3,796)	8,082	2,724	(21,305)	(2,421)

Total	$(4,980)	6,724	$(4,481)	(3,706)	$24,262	$8,954	$11,861	$11,245

Current income taxes		7,567		$135		$8,802		$12,491
Deferred income taxes		(843)		(3,841)		152		(1,246)

Total		$6,724		$(3,706)		$8,954		$11,245

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

A reconciliation of the U.S. statutory rate and income taxes follows:

	Successor	Successor	Predecessor	Predecessor
	2005	For the period from August 14, 2004 to December 31, 2004	For the period from January 1, 2004 to August 13, 2004	2003
Income tax expense/(benefit) at the U.S. statutory rate	$(1,743)	$(1,568)	$8,492	$4,151
State income taxes (net of federal tax effect)	62	15	596	1,281
Nondeductible goodwill impairment	—	—	—	6,160
Foreign tax rate differential	1,816	491	(105)	(1,124)
Change in valuation allowance	6,277	1,839	—	—
Non-deductible permanent items	515	32	(29)	777
Change in tax rates	—	(4,515)	—	—
Other	(203)	—	—	—

Provision (Benefit) for income taxes	$6,724	$(3,706)	$8,954	$11,245

Deferred tax (assets)/ liabilities consist of the following:

	Successor	Successor
	2005	2004
Fixed assets	$34,844	$24,508
Intangibles	(715)	(443)
Inventories	330	5,507
Other	(712)	(312)
Tax losses	(15,142)	(5,230)
Accrued liabilities	(4,860)	(1,922)
Valuation allowance	8,685	5,557

Net deferred tax liabilities	$22,430	$27,665

As of December 31, 2005 and December 31, 2004, income taxes were not provided on unremitted earnings of $7,773 and $4,909, respectively, as these earnings are expected to be permanently reinvested internationally.

The U.S. operations have tax loss carry forwards of $14,955, which will expire in approximately 20 years, as of December 31, 2005. A valuation allowance of $8,685 is provided for the total net US deferred tax assets due to the uncertainty of future profitable operations and therefore, management does not believe it is more likely than not that such assets will be utilized.

Income taxes paid was $6,026 and $708 for 2005 and for the period August 14, 2004 to December 31, 2004, respectively.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

15. Commitments and Contingencies:

Leases

Under agreements expiring through 2015, the Company leases railcars and other equipment under various operating leases. Rental expense for 2005, the period August 14, 2004 to December 31, 2004, the period January 1, 2004 to August 13, 2004, and for 2003 was $5,325, $1,394, $2,346 and $6,018, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2006	$4,326
2007	3,794
2008	3,035
2009	2,406
2010	2,092
Thereafter	$4,626

Purchase Commitments

The Company has a raw material supply contract with an initial term through 2018, with an automatic five-year renewal term at prices established annually based on a formula. The minimum annual purchase obligation, at current prices, approximates $44.9 million.

Environmental

The Company’s operations are subject to extensive and changing federal and state environmental laws and regulations. The Company’s manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.

Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are reasonably probable and estimable. As the Company’s environmental contingencies are more clearly determined, it is reasonably possible that amounts accrued may be necessary. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company’s results of operations, financial position or cash flows.

Under the Agreement of Purchase and Sale between the Company and several affiliates within the Rhodia S.A. Group under which the Company acquired the Phosphates Business and related assets, the Company has certain rights of indemnification from the sellers for breach of representations, warranties, covenants and other agreements. With respect to undisclosed environmental matters, such indemnification rights are subject to certain substantial limitations and exclusions.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2005.

During the predecessor periods, the environmental remediation efforts resulted in cash payments of $1 and $155 in the period from January 1, 2004 to August 13, 2004 and 2003, respectively.

Litigation

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission (“CNA”) demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing (the “Salt Water Claims”), and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant (the “Fresh Water Claims”).

As initially assessed by the CNA, and at current exchange rates the basic CNA claims total approximately $38.5 million, (comprised of approximately $27.7 million on Salt Water Claims and $10.8 million on Fresh Water Claims). There were also CNA claims for interest, inflation, surcharges and penalties under the Mexican Federal Tax Code of approximately $101.8 million (comprised of $81.3 million on Salt Water Claims and $20.5 million on Fresh Water Claims), resulting in an approximate total claim amount of $140.3 million at current exchange rates. Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and is vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although CNA agreed that certain corrections were required as to its surcharge calculations) confirming their original claims totaling $31.3 million ($10.8 million in basic claims and $20.5 million in interest, inflation, surcharges and penalties). In addition, on technical grounds, CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. CNA reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on our substantive challenges to the Salt Water Claims. CNA’s responses to the appeals are due to be filed with the Court in late March and early April 2006.

Rhodia Indemnification. We believe that we are indemnified against such CNA claims, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the closing date under the terms of the purchase and sale agreement with Rhodia, from whom our business was purchased on August 13, 2004. Rhodia has assumed control of the defense of the CNA claims and acknowledged responsibility for such claims, but under a reservation of rights. Innophos asserted that it is entitled to full indemnification; Rhodia disagreed, asserting that the applicable indemnification under the purchase and sale agreement would be for breach of representations and warranties, subjecting our claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount. On December 16, 2004, Innophos sued Rhodia in New York state court seeking a determination that we are entitled to full

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

indemnification under the purchase and sale agreement. Innophos filed a motion for summary judgment, seeking declarations that the CNA claims are Taxes under the sale agreement with Rhodia, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an Order granting Innophos’ summary judgment motion on both counts on June 13, 2005. Rhodia has appealed and briefing and oral argument before the Court has been completed.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $165.6 million at current exchange rates projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $36.0 million at current exchange rates. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determined that security was not provided in a timely manner, or that Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Fosfatados’ assets or appoint a surveyor with certain administrative powers over Fosfatados’ assets and operations to ensure compliance pending appeals.

A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges excluding interest, inflation adjustments, and penalties per year). To the extent such judgments are not paid by Rhodia, this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time we could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2005. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the purchase and sale agreement.

Mexican Water Recycling System

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility. The agreement with the CNA required such action plans be completed by

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

December 31, 2004. Under the terms of the agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which have already been issued and upon revised limits which are expected to be issued in the near future by the CNA.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004 Fosfatados filed a petition with CNA to reflect the results of the university study and to revise discharge limits to levels which the now-improved operations can satisfy. In 2005, Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and annexes known as Particular Discharge Conditions) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance with the terms of its agreement with CNA for the duration of the agreement. In the event Innophos Fosfatados were found not to be in compliance with the agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, would be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.7 million (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.4 million. Management believes that the above amounts represent the upper range of possible damages based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded applicable discharge limits related to pH levels. If violations instead are based on different discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether CNA will make a finding of noncompliance as to any aspect of the agreement with CNA, or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2005. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Elevated Mold Complaints Concerning Dicalcium Phosphate Products

Rhodia, Inc., our agent for the marketing and sale of specialty phosphates into the pharmaceutical tablet excipient and mineral supplement markets, has notified us of several complaints by its customers concerning

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

post-production elevated mold growth and moisture in certain lots of one of our dicalcium phosphate products, DiTAB® USP Grade/FCC Grade. The lots in question were shipped during the summer of 2005. Our products all met applicable specifications when packaged, and passed our stringent testing protocols, including those to detect mold.

We immediately began a root cause investigation, which is ongoing. Samples of the lots in question, retained by us as part of our normal practice, were tested and found not to exhibit elevated mold levels. However, initial results of the investigation suggest that post-production mold growth may have occurred or been enhanced by residual moisture in the product from uneven drying in our process, drums or drum liners from a third party supplier, and/or the relatively high heat and humidity conditions during summer transportation and storage at customer facilities.

We are working closely with customers who have raised questions or concerns, and with Rhodia to notify customers of the lots which might be affected. While the material in question met our specifications, we have offered to replace returned material, without additional cost to the customer. Fourth quarter returns were $0.3 million.

Although we have not received notice of any significant claims, one customer has requested reimbursement of non-material testing costs, and one customer has indicated that it may have to dispose of certain batches of its products not meeting its internal standards, at an unquantified cost. We cannot guarantee that we will not receive additional claims for damages or for costs incurred by customers who elect to recall their products, and if any such claims are made that they will not be material. The contingent liability for claims related to this incident is neither probable nor remote, but is reasonably possible. Such contingent liability is not estimable at this time, but we believe may range up to the limit of liability stated in our standard contracts, which is the replacement cost of our products sold to customers of the lots on which complains have been received, or approximately $0.9 million. We recorded a reserve at December 31, 2005 of $0.3 million in net sales which represents our best estimate of the value of product to be returned. We maintain commercially reasonable amounts of product liability insurance in the event of claims, but insurance does not cover recall liability.

Four customers that complained about elevated mold levels have either completed audits or asked to audit our Chicago Heights, IL manufacturing facilities where the products in question were made, and we have approved those requests. Those facilities have been audited or inspected in the past by pharmaceutical and other commercial customers, as well as government agencies, including the United States Food and Drug Administration. We have cooperated and intend to continue cooperating with such audits and inspections, have voluntarily accepted recommendations and observations and improved to improve our processes over the years. Once root cause(s) of the incidents described above are identified, we intend to take necessary corrective action.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its now-shuttered fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment (“MOE”). Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the resolution. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

notified Rhodia of the Mosaic claim under the Purchase and Sale agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

In connection with the Transaction creating the Company, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. The Company believes the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. The Company believes it has meritorious defenses, and intends to contest liability vigorously.

In addition, we are party to numerous legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically disclosed herein, we do not believe that these legal proceedings represent probable or reasonably possible liabilities. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

16. Financial Instruments and Concentration of Credit Risks:

The senior credit facility borrowings are at variable rates of interest and, therefore, the Company’s management believes that the carrying amount approximates fair market value.

The carrying value of our senior subordinated notes is $190 million and the quoted fair value at December 31, 2005 based on quoted market prices (excluding accrued interest) is approximately $191.5 million.

The carrying value of our floating rate senior notes is $130.9 million and the quoted fair value at December 31, 2005, based on quoted market prices (excluding accrued interest), is approximately $123.2 million.

The Company did not hedge its commodity on currency or interest rate risks at December 31, 2005. In February 2005, we did hedge a portion of our interest rate risk, consistent with the requirements under the credit agreement. The fair value of this rate cap derivative is $16 as of December 31, 2005.

The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 36%, 40%, 37% and 34%, respectively, of net sales for 2005, the period August 14, 2004 to December 31, 2004, the period January 1, 2004 to August 13, 2004 and 2003, and the largest customer accounted for no more than approximately 9% of net sales for the period 2005, August 14, 2004 to December 31, 2004, January 1, 2004 to August 13, 2004 and 2003, respectively.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

17. Valuation Allowances:

Valuation allowances as of December 31, 2005 and 2004, and the changes in the valuation allowances for the year ended December 31, 2005 and the period ended December 1, 2004 are as follows:

	Successor
	Balance, January 1, 2004	Charged/(credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2005
Deferred taxes valuation allowances	$5,557	$6,711	$—	$(3,583)	$8,685
Allowance for doubtful accounts	2,314	(649)	(328)	—	1,337

	Balance, August 14, 2004	Charged/(credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2004
Deferred taxes valuation allowances	$4,749	$1,608	$—	$(800)	$5,557
Allowance for doubtful accounts	2,089	225	—	—	2,314

18. Segment Reporting:

The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary key performance indicators for the chief operating decision maker is Sales and EBITDA. The Company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products.

For the year ended December 31, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$321,255	$183,169	$31,075	$—	$535,499
Intersegment sales	32,437	28,194	47,050	(107,681)

Total Sales	353,692	211,363	78,125	(107,681)	535,499

EBITDA	$46,362	$37,731	$3,498	—	$87,591

Reconciliation of EBITDA to net income (loss)
EBITDA					$87,591
Depreciation and Amortization					49,574
Interest expense, net					42,997
Income tax expense (benefit)					6,724

Net Income (Loss)					$(11,704)

Capital expenditures	$7,603	$2,741	$518	—	$10,862
Long-lived assets	159,237	129,076	16,703	—	305,016
Total assets	$628,180	$243,338	$77,243	—	$948,761
Reconciliation of total assets to reported assets
Total assets	$628,180	$243,338	$77,243	—	$948,761
Eliminations	(261,050)	(2,913)	(38,793)	—	(302,756)

Reported assets	$367,130	$240,425	$38,450	—	$646,005

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

For the period August 14, 2004 to December 31, 2004	United States	Mexico	Canada	Eliminations	Total consolidated
Sales	$127,208	$66,923	$11,476	$—	$205,607
Intersegment sales	12,578	16,835	21,022	(50,435)	—

Total Sales	139,786	83,758	32,498	(50,435)	205,607

EBITDA	$13,373	$7,986	$2,211	—	$23,570

Reconciliation of EBITDA to net income (loss)
EBITDA					$23,570
Depreciation and Amortization					18,057
Interest expense, net					9,994
Income tax expense (benefit)					(3,706)

Net Income (loss)					$(775)

Capital expenditures	$1,676	$2,247	$123	—	$4,046
Long-lived assets	173,875	141,891	17,783	—	333,549
Total assets	$579,254	$258,556	$46,638	—	$884,448
Reconciliation of total assets to reported assets
Total assets	$579,254	$258,556	$46,638	—	$884,448
Eliminations	(235,303)	(8,039)	(10,215)	—	(253,557)

Reported assets	$343,951	$250,517	$36,423	—	$630,891

For the period January 1, 2004 to August 13, 2004	United States	Mexico	Canada	Eliminations	Total consolidated
Sales	$204,471	$108,364	$19,886	$—	$332,721
Intersegment sales	9,568	21,836	30,129	(61,533)	—

Total Sales	214,039	130,200	50,015	(61,533)	332,721

EBITDA	$29,076	$18,246	$3,046	—	$50,368

Reconciliation of EBITDA to net income (loss)
EBITDA					$50,368
Depreciation and Amortization					23,008
Interest expense, net					3,098
Income tax expense (benefit)					8,954

Net Income					$15,308

Capital expenditures	$703	$1,690	$352	—	$2,745

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

For the year ended December 31, 2003	United States	Mexico	Canada	Eliminations	Total
Sales	$322,763	$154,995	$26,162	$—	$503,920
Intersegment sales	23,682	26,279	48,074	(98,035)	—

Total Sales	346,445	181,274	74,236	(98,035)	503,920

EBITDA	$47,844	$14,942	$1,854	—	$64,640

Reconciliation of EBITDA to net income (loss)
EBITDA					$64,640
Depreciation and Amortization					31,828
Asset Impairment					17,600
Interest expense, net					3,351
Income tax expense (benefit)					11,245

Net Income (Loss)					$616

Capital expenditures	$8,647	$3,943	$517	—	$13,107

Product Revenues

	2005	For the period August 14, 2004 to December 31, 2004	For the period January 1, 2004 to August 13, 2004	2003
Purified Phosphoric Acid	$119,534	$44,604	$69,666	$104,847
Specialty Salts and Acids	284,200	98,835	168,940	262,500
STPP	89,641	42,970	63,858	101,397
Other	42,124	19,198	30,257	35,176

Total	$535,499	$205,607	$332,721	$503,920

Geographic Information
	Revenue
	2005	For the period August 14, 2004 to December 31, 2004	For the period January 1, 2004 to August 13, 2004	2003
US	$294,139	$122,621	$194,254	$295,614
Mexico	119,946	41,221	64,326	100,986
Canada	33,229	12,738	19,435	27,314
Other foreign countries	88,185	29,027	54,706	80,006

Total	$535,499	$205,607	$332,721	$503,920

Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.

Intersegment sales are recorded based on established transfer price.

Long-lived assets include property, plant and equipment.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

19. Condensed Combining Financial Statements:

The following condensed combined financial data is presented to segregate the assets, liabilities, and results of operations and cash flows of the US operations (the “Guarantors”) and the Canadian and Mexican operations (the “Non-guarantors”) for Innophos Inc. and subsidiaries. Innophos Inc. has issued debt and the Guarantor subsidiary is 100% wholly owned subsidiary of Innophos Inc. The non-guarantors are 100% wholly-owned subsidiaries of the guarantors. Innophos, Inc. and the guarantor subsidiary will fully and unconditionally and joint and severally, guarantee the Company’s obligations under the Company’s senior credit facility and Innophos, Inc.’s senior subordinated notes due 2014. Investments in subsidiaries are accounted for by the guarantor using the equity method of accounting. The non-guarantors are presented on a combined basis. The principal combining adjustments are to eliminate intercompany balances and transactions.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of December 31, 2005

(In thousands)

	Successor Period
	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiaries	Adjustments and Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$51,522	$—	$9,697	$—	$61,219
Accounts receivable	74,840	—	62,425	(81,423)	55,842
Inventories	42,399	—	33,882	—	76,281
Other current assets	9,759	—	13,539	(689)	22,609

Total current assets	178,520	—	119,543	(82,112)	215,951
Property, plant and equipment, net	159,237	—	145,779	—	305,016
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	90,751	62,617	—	(153,368)	—
Intercompany notes	129,893	—	—	(129,893)	—
Intangibles and other assets, net	58,504	—	15,228	—	73,732

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$20,009	$—	$—	$—	$20,009
Accounts payable	56,921	—	52,920	(81,423)	28,418
Other current liabilities	27,893	—	20,364	(689)	47,568

Total current liabilities	104,823	—	73,284	(82,112)	95,995
Long-term debt	377,891	—	129,893	(129,893)	377,891
Other long-term liabilities	1,765	—	26,653	—	28,418
Total stockholder’s equity	139,663	62,617	90,751	(153,368)	139,663

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of December 31, 2004

(In thousands)

	Successor Period
	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Adjustments and Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$11,289	$—	$1,473	$—	$12,762
Accounts receivable	51,185	—	42,486	(27,347)	66,324
Inventories	36,306	—	30,257	—	66,563
Other current assets	13,647	—	10,950	(4,620)	19,977

Total current assets	112,427	—	85,166	(31,967)	165,626
Property, plant and equipment, net	173,875	—	159,674	—	333,549
Goodwill	7,237	—	43,614	—	50,851
Investment in subsidiaries	73,259	41,243	—	(114,502)	—
Intercompany notes	148,331	—	—	(148,331)	—
Intangibles and other assets, net	64,125	—	16,740	—	80,865

Total	$579,254	$41,243	$305,194	$(294,800)	$630,891

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,780	$—	$4,620	$(4,620)	$1,780
Accounts payable	29,916	—	37,499	(27,347)	40,068
Other current liabilities	25,838	—	9,884	—	35,722

Total current liabilities	57,534	—	52,003	(31,967)	77,570
Long-term debt	382,775	—	148,331	(148,331)	382,775
Other long-term liabilities	220	—	31,601	—	31,821
Total stockholder’s equity	138,725	41,243	73,259	(114,502)	138,725

Total	$579,254	$41,243	$305,194	$(294,800)	$630,891

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Year Ended December 31, 2005

(In thousands)

	Innophos Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Adjustments and Eliminations	Total
Net sales	$353,692	$—	$289,488	$(107,681)	$535,499
Cost of goods sold	292,476	—	258,459	107,681	443,254

Gross profit	61,216	—	31,029	—	92,245

Operating expenses:
Selling, general and administrative expenses	40,157	—	10,768	—	50,925
Goodwill impairment	—	—	—	—	—
Restructuring	—	—	—	—	—
Asset securitization, net	—	—	—	—	—

Total operating expenses	40,157	—	10,768	—	50,925

Operating income	21,059	—	20,261	—	41,320
Interest expense	26,288	—	6,877	—	33,165
Foreign exchange losses	464	—	(287)	—	177
Other expense, net	(361)	—	(155)	—	(516)
Equity Income	(7,362)	(7,314)	—	14,676	—

Income before income taxes	2,030	7,314	13,826	(14,676)	8,494
Provision for income taxes	260	—	6,464	—	6,724

Net income (loss)	$1,770`	$7,314	$7,362	$(14,676)	$1,770

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the period of August 14, 2004 to December 31, 2004

(In thousands)

	Successor Period
	Innophos, Inc.	Guarantor Subsidiary		Non-Guarantor Subsidiaries	Adjustments and Eliminations	Total
Net sales	$139,786	$		$116,256	$(50,435)	$205,607
Cost of goods sold	118,617			109,386	(50,435)	177,568

Gross profit	21,169		—	6,870	—	28,039

Operating expenses:
Selling, general and administrative expenses and R&D	16,137		—	3,853	—	19,990
In-process R&D	1,200		—	—	—	1,200
Restructuring and environmental costs	—		—	—	—	—
Other operating expenses	—		—	—	—	—

Total operating expenses	17,337		—	3,853	—	21,190

Operating income	3,832		—	3,017	—	6,849
Interest expense	9,426		—	1,639	—	11,065
Foreign exchange losses	—		—	315	—	315
Other expense (income), net	—		—	(50)	—	(50)
Equity income	(4,909)		(4,221)	—	9,130	—

Income (loss) before income taxes	(685)		4,221	1,113	(9,130)	(4,481)
Provision (benefit) for income taxes	90		—	(3,796)	—	(3,706)

Net income (loss)	$(775)		$4,221	$4,909	$(9,130)	$(775)

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Combining Statements of Operations

For the period January 1, 2004 to August 13, 2004

(In thousands)

	Predecessor Period
	Guarantor Operations	Non-guarantor Operations	Adjustments and Eliminations	Combined Operations
Net sales	$214,039	$180,215	$(61,533)	$332,721
Cost of goods sold	174,443	163,667	(61,096)	277,014

Gross profit	39,596	16,548	(437)	55,707

Operating expenses:
Selling, general and administrative expenses	20,584	5,397	—	25,981
Restructuring costs	1,727	56	—	1,783
Asset securitization, net	(66)	—	—	(66)

Total operating expenses	22,245	5,453	—	27,698

Operating income (loss)	17,351	11,095	(437)	28,009
Interest expense	1,006	2,092	—	3,098
Foreign exchange losses	—	627	—	627
Other expense, net	(57)	79	—	22

Income (loss) before income taxes	16,402	8,297	(437)	24,262
Provision (benefit) for income taxes	6,305	2,797	(148)	8,954

Net income (loss)	$10,097	$5,500	$(289)	$15,308

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Combining Statements of Operations

Year Ended December 31, 2003

(In thousands)

	Predecessor Period
	Guarantor Operations	Non-guarantor Operations	Adjustments and Eliminations	Combined Operations
Net sales	$346,445	$255,510	$(98,035)	$503,920
Cost of goods sold	276,527	244,643	(98,256)	422,914

Gross profit	69,918	10,867	221	81,006

Operating expenses:
Selling, general and administrative expenses	34,504	8,764	—	43,268
Goodwill impairment	—	17,600	—	17,600
Restructuring	1,529	553	—	2,082
Asset securitization, net	963	—	—	963

Total operating expenses	36,996	26,917	—	63,913

Operating income (loss)	32,922	(16,050)	221	17,093
Interest expense	127	3,224	—	3,351
Foreign exchange losses	—	1,735	—	1,735
Other expense, net	27	119	—	146

Income (loss) before income taxes	32,768	(21,128)	221	11,861
Provision (benefit) for income taxes	13,531	(2,361)	75	11,245

Net income (loss)	$19,237	$(18,767)	$146	$616

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Year Ended December 31, 2005

	Successor Period
	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiaries	Adjustments and Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$1,770	$7,314	$7,362	$(14,676)	$1,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,656	—	20,528	—	49,184
Deferred income taxes/(benefit)	180	—	(1,023)	—	(843)
Profit sharing	—	—	(2,052)	—	(2,052)
Equity income in non-guarantor subsidiaries	(7,362)	(7,314)	—	14,676	—
Non-cash activities, In process R&D	—	—	—	—	—
Non-cash activities, inventory adjustment	—	—	—	—	—
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(23,655)	—	(19,939)	54,076	10,482
(Increase) In inventories	(6,093)	—	(3,625)	—	(9,718)
(Increase)/Decrease in other current assets	3,888	—	(2,589)	(3,931)	(2,632)
(Decrease)/Increase in accounts payable	27,005	—	15,421	(54,076)	(11,650)
Increase in other current liabilities	2,055	—	5,860	3,931	11,846
Changes in other long-term assets and liabilities, net	(10,490)	—	9,977	—	(513)

Net cash provided from operating activities	15,954	—	29,920	—	45,874

Cash flows from investing activities:
Capital expenditures	(7,603)	—	(3,259)	—	(10,862)
Acquisition of Phosphates Business	—	—	—	—	—
Costs of acquisition	—	—	—	—	—

Net cash (used for) investing activities	(7,603)	—	(3,259)	—	(10,862)

Cash flows from financing activities:
Net change in borrowings with Innophos Inc.	—	—	(18,437)	18,437	—
Advances to subsidiaries	(26)		—	26	—
Repayments from subsidiaries	18,463	—	—	(18,463)	—
Borrowings from revolving lines of credit	—	—	—	—	—
Capital contribution	100	—	—	—	100
Capital contribution—subsidiaries	—	—	—	—	—
Proceeds from issuance of long-term bonds	—	—	—	—
Proceeds from term loans	42,000	—	—	—	42,000
Principal payment of term loan	(11,655)	—	—	—	(11,655)
Repayment of revolver	(17,000)	—	—	—	(17,000)
Deferred financing costs	—	—	—	—

Net cash (used for) financing activities	31,882	—	(18,437)	—	13,445

Net change in cash	40,233	—	8,224	—	48,457
Cash and cash equivalents at beginning of period	11,289	—	1,473	—	12,762

Cash and cash equivalents at end of period	$51,522	$—	$9,697	$—	61,219

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the period August 14, 2004 to December 31, 2004

(In thousands)

	Successor Period
	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiaries	Adjustments and Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(775)	$4,221	$4,909	$(9,130)	$(775)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,612	—	7,445	—	18,057
Deferred income taxes/(benefit)	68	—	(3,909)	—	(3,841)
Equity income in non-guarantor subsidiaries	(4,909)	(4,221)	—	9,130	—
Non-cash activities, In process R&D	1,200	—	—	—	1,200
Non-cash activities, inventory adjustment	5,149	—	1,251	—	6,400
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(51,185)	—	(25,724)	27,347	(49,562)
(Increase) in inventories	(4,413)		(2,221)		(6,634)
(Increase) in other current assets	(5,826)	—	(7,293)	—	(13,119)
(Decrease)/Increase in accounts payable	29,916	—	21,846	(27,347)	24,415
Increase/(Decrease) in other current liabilities	18,631	—	(83)	—	18,548
Changes in other long-term assets and liabilities, net	(732)	—	668	—	(64)

Net cash provided from (used for) operating activities	(2,264)	—	(3,111)	—	(5,375)

Cash flows from investing activities:
Capital expenditures	(1,676)	—	(2,370)	—	(4,046)
Acquisition of Phosphates Business	(275,512)	—	(197,894)	—	(473,406)
Costs of acquisition	(8,687)	—	(293)	—	(8,980)

Net cash (used for) investing activities	(285,875)	—	(200,557)	—	(486,432)

Cash flows from financing activities:
Net change in borrowings with Innophos Inc.	—	—	152,951	(152,951)	—
Advances to subsidiaries	(152,951)	—	—	152,951	—
Borrowings from revolving lines of credit	18,500	—	—	—	18,500
Capital contribution	139,923	—	—	—	139,923
Capital contribution—subsidiaries	(50,673)	—	50,673	—	—
Proceeds from issuance of long-term bonds	190,000	—	—	—	190,000
Proceeds from term loans	178,000	—	—	—	178,000
Principal payment of term loan	(445)	—	—	—	(445)
Repayment of revolver	(1,500)	—	—	—	(1,500)
Deferred financing costs	(21,426)	—	—	—	(21,426)

Net cash (used for) financing activities	299,428	—	203,624	—	503,052

Net change in cash	11,289	—	(44)	—	11,245
Cash and cash equivalents at beginning of period	—	—	1,517	—	1,517

Cash and cash equivalents at end of period	$11,289	$—	$1,473	$—	$12,762

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Combining Statements of Cash Flows

For the period January 1, 2004 to August 13, 2004

(In thousands)

	Predecessor Period
	Guarantor Operations	Nonguarantor Operations	Adjustments and Eliminations	Combined Operations
Cash flows from operating activities:
Net income	$10,097	$5,500	$(289)	$15,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,279	10,903	—	22,182
Deferred income taxes/(benefit)	117	35	—	152
Profit sharing	—	(23)	—	(23)
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(6,827)	13,317	(8,433)	(1,943)
(Increase)/Decrease in inventories	(457)	1,243	658	1,444
(Increase)/Decrease in other current assets	194	(4,609)	—	(4,415)
Increase/(Decrease) in accounts payable	(1,599)	230	8,433	7,064
Increase in other current liabilities	4,138	1,480	—	5,618
Changes in other long-term assets and liabilities, net	(1,311)	19	—	(1,292)

Net cash provided by operating activities	15,631	28,095	369	44,095

Cash flows from investing activities:
Capital expenditures	(703)	(2,042)	—	(2,745)
Other investing activities	—	112	—	112

Net cash (used for) investing activities	(703)	(1,930)	—	(2,633)

Cash flows from financing activities:
Net change in borrowings from Rhodia	—	(4,394)	—	(4,394)
Repayments to banks and other	(1,338)	(15,666)	—	(17,004)
Net reduction in advances from Rhodia	(13,589)	(7,931)	(369)	(21,889)

Net cash (used for) financing activities	(14,927)	(27,991)	(369)	(43,287)

Net change in cash	1	(1,826)	—	(1,825)
Cash and cash equivalents at beginning of year	2	3,343	—	3,345

Cash and cash equivalents at end of year	$3	$1,517	$—	$1,520

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Combining Statements of Cash Flows

Year Ended December 31, 2003

	Predecessor Period
	Guarantor Operations	Non-guarantor Operations	Adjustments and Eliminations	Combined Operations
Cash flows from operating activities:
Net income	$19,237	$(18,767)	$146	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,746	17,100	—	30,846
Goodwill impairment	—	17,600	—	17,600
Deferred income taxes/(benefit)	1,521	(2,767)	—	(1,246)
Profit sharing	—	208	—	208
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(6,253)	90	2,001	(4,162)
(Increase)/Decrease in inventories	496	5,573	(1,278)	4,791
(Increase) in other current assets	(2,093)	(4,559)	—	(6,652)
(Decrease) in accounts payable	(110)	(8,012)	(2,001)	(10,123)
(Decrease)/Increase in other current liabilities	1,417	(6,597)	—	(5,180)
Changes in other long-term assets and liabilities, net	(195)	(155)	—	(350)

Net cash provided from (used for) operating activities	27,766	(286)	(1,132)	26,348

Cash flows from investing activities:
Capital expenditures	(8,647)	(4,460)	—	(13,107)
Proceeds from sales of assets	455	60	—	515
Other investing activities	(80)	(1)	—	(81)

Net cash (used for) investing activities	(8,272)	(4,401)	—	(12,673)

Cash flows from financing activities:
Net change in borrowings with Rhodia	—	633	—	633
Borrowings from banks and other	—	16,766	—	16,766
Repayments to banks and other	(335)	(13,793)	—	(14,128)
Net reduction in advances from Rhodia	(19,167)	4,891	1,132	(13,144)
Change in book overdrafts	10	(467)	—	(457)

Net cash provided from (used for) financing activities	(19,492)	8,030	1,132	(10,330)

Net change in cash	2	3,343	—	3,345
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$2	$3,343	$—	$3,345

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except where noted)

20. Quarterly information (unaudited):

	2005 quarters ended
	Successor
	March 31	June 30	September 30	December 31		Total
Net sales	$138,220	$133,967	$133,931	$129,381		$535,499
Gross profit	24,225	24,097	22,677	21,246		92,245
Net Income (loss)	$(2,902)	$(1,822)	$(1,783)	$(5,397	)(c)	$(11,904)

	2004 periods ended
	Predecessor	Predecessor	Predecessor	Successor		Successor
	March 31	June 30	For the period July 1 to August 13	For the period August 14 to September 30		December 31
Net sales	$132,745	$135,029	$64,947	$72,140		$133,467
Gross profit	23,072	23,357	9,278	8,510		19,529
Net Income (loss)	$6,174	$6,110	$3,024	$(916	)(a)	$141	(b)

a.	Includes in-process R&D charge of $1,200 and $4,700 of inventory fair value step-up which increased our cost of goods sold.
b.	Includes $1,700 of inventory fair value step-up which increased our cost of goods and $4,515 income tax benefit in our Mexican operations as a result of changes in the Mexican income tax law.
c.	Includes a charge of $418 for non-cash deferred financing amortization of which $54 is related to quarter ended March 31, 2005, $175 is related to quarter ended June 30, 2005, and $189 is related to quarter ended September 30, 2005. The Company has determined that this out of period charge is not material to any interim period in 2005.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2005, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2005. However, management has performed additional procedures as a result of the material weaknesses and believes that the financial statements included in this report present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, our management concluded that the Company had the following material weaknesses:

•	The Company did not have effective controls over access to key financial systems and data, including formal procedures over recording and approving non-standard journal entries. Specifically, effective controls were not designed and in place to appropriately segregate the initiation, authorization and recording duties within the organization. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls to ensure accuracy and completeness of accounting entries primarily relating to cut off of certain revenue and expenditure activity. Specifically, the Company did not have controls designed and in place to ensure that written policies and procedures related to cut-off activities were sufficient. This control deficiency resulted in audit adjustments impacting the fourth quarter 2005 financial statements. In addition, this control deficiency could result in a misstatement of certain revenue and expenditure accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls over the completeness and accuracy of income tax accounts as reported under generally accepted accounting principles, including calculations of deferred tax assets and liabilities and income tax expense. Specifically, the Company does not have personnel with the appropriate level of technical tax experience and training necessary to ensure that the Company’s income tax accounts were in accordance with generally accepted accounting principles of the United States. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies described above constitutes a material weakness.

Remediation of the Material Weaknesses

The Company became a SEC registrant on February 14, 2006 upon registration of its debt via on Form S-4. The Company is not currently subject to Exchange Act rules concerning Section 404 of the Sarbanes-Oxley Act. Based on the Company’s current designation as a non-accelerated filer, we will be required to be fully compliant with Section 404 of the Sarbanes-Oxley Act by the end of 2007. Prior to the August 2004 transaction, the Company was part of a much larger entity which provided from a shared service center many of the support functions that the Company must now perform as the Company continues to transition to a stand-alone entity.

In response to the material weaknesses listed above management has:

•	Improved its controls concerning customer rebate contract documentation and accounting.

•	Continue to improve its training of staff, monitoring of tax law changes, and its reporting controls concerning income tax reporting and account valuation.

•	Developed a plan for, and made progress in, upgrading its financial systems to improve the controls related to access of financial information, the design of its information systems, and segregation of the Company’s initiation, authorization and recording duties, including the processing of non-standard journal entries.

•	Improved its monitoring, communications, and controls related to subsidiary accounts.

•	Performed a staffing analysis of, and began adding permanent, contract, and consulting staff to its financial organization.

While the remediation measures have improved the design effectiveness of internal controls over financial reporting, certain of the newly designed controls either were not operating effectively as of December 31, 2005 or had not operated for a sufficient period of time prior to that date to demonstrate operating effectiveness. This included the areas related to income taxes, access to information systems and data and cut-off of certain accounts.

As noted, the Company is continuing to develop financial capabilities and has recognized additional accounting staff is needed. In response, a staffing plan has been developed and is being implemented.

Management also recognizes that it will need to create an independent information technology platform, enhance its reporting processes and implement additional financial and management controls. Efforts are underway to accomplish these objectives.

In addition, the Company, with the help of internal control consultants, has developed and continues to implement specific action plans to enhance the reliability and effectiveness of our internal control over financial reporting. These actions include:

•	Strengthening functional reporting lines between the US corporate office and our foreign subsidiaries.

•	Strengthening our procurement and payment procedures.

•	Engaging an outside service to establish a confidential compliance hotline.

•	Upgrading and making improvements in our use of information systems.

•	Established an internal audit function.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality.

Changes In Internal Control Over Financial Reporting

There have been no changes in our Internal Control Over Financial Reporting during or with respect to the fourth quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The following persons are our directors, executive officers, and other key employees:

Name	Age	Position
Randy Gress	50	Chief Executive Officer and Director
Richard Heyse	43	Vice President and Chief Financial Officer
Mark Feuerbach	47	Vice President—Treasury, Financial Planning & Analysis
William Farran	56	Vice President & General Counsel
Tim Treinen	56	Vice President—Performance Chemicals
Mark Thurston	46	Vice President—Specialties
Louis Calvarin	42	Vice President—Operations
John Godber	47	Vice President—Research & Development
Eric Haaijer	44	Vice President—Commercial Operations
Wilma Harris	60	Vice President—Human Resources
Edward Conard	49	Director; Audit Committee member
Blair Hendrix	41	Director, Audit and Compensation Committee member
Stephen Zide	46	Director; Audit and Compensation Committee member

Randy Gress is Chief Executive Officer and director of Innophos, Inc. Mr. Gress joined Rhodia in 1997 and was Vice President and General Manager of Eco Services sulfuric, sulfuric regeneration and waste business. He was named global President of Specialty Phosphates based in the U.K. in 2001. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in the Chemical Products, Phosphorus Chemicals, and Corporate Development groups. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics Paint and Vinyl Division. Mr. Gress earned a B.S. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Graduate School of Business Administration.

Richard Heyse is Chief Financial Officer of Innophos, Inc. Mr. Heyse joined Innophos in April, 2005, from Eastman Chemical Company, where he was a Division Controller and led the financial team for Eastman’s specialty chemicals and specialty polymers businesses, which have approximately $3.5 billion in annual revenues. Mr. Heyse held this financial position within Eastman Chemical company from March 2001 to April 2005. Immediately prior to his employment with Eastman, Mr. Heyse spent approximately six months as a financial consultant, prior to which he held positions as an accountant with Koch Industries, Eaton Corporation and International Paper. Mr. Heyse earned a BS in Mechanical Engineering from Purdue University and an MS in Industrial Administration from Carnegie Mellon University.

Mark Feuerbach became our Vice President—Treasury, Financial Planning & Analysis in April, 2005, and had served as Chief Financial Officer of Innophos, Inc. from August 2004 through April 2005. Mr. Feuerbach joined Rhodia in 1989 and was Global Finance Director of Specialty Phosphates from 2000 to 2004, including a two-year assignment in the U.K. immediately following the purchase of A&W’s phosphates business. Prior to this assignment, Mr. Feuerbach was the Finance Director of Rhodia’s North American phosphates business from 1997 to 2000, and he previously held various finance positions in a number of Rhodia’s businesses. Prior to joining Rhodia, Mr. Feuerbach held various accounting and finance positions in both manufacturing and service companies. Mr. Feuerbach earned a B.A. in Business Administration/Accounting from Rutgers College and an M.B.A. in Finance/Information Systems from Rutgers Graduate School of Management.

William Farran is Vice President & General Counsel of Innophos, Inc. Mr. Farran joined Rhodia in 1987 as Environmental Counsel and held various positions in the Rhodia Legal Department, including Senior

Operations Counsel and Assistant General Counsel, providing and managing a wide range of legal services to various Rhodia North American enterprises. In addition to legal responsibilities, Mr. Farran also led the North American Total Quality Management function, served as Director, Public Affairs and Communications, and was President and founder of the Rhodia, Inc. Political Action Committee. Prior to joining Rhodia, Mr. Farran was Senior Counsel for UGI Corporation, Valley Forge, PA, and an associate with Morgan, Lewis & Bockius, Philadelphia, PA. Mr. Farran earned his B.S. in Economics from the Wharton School, University of Pennsylvania, and his J.D. from Case Western Reserve University. He is a member of the bar of the Supreme Court of Pennsylvania and the Supreme Court of the United States.

Tim Treinen is Vice President—Performance Chemicals of Innophos, Inc. Mr. Treinen joined Rhodia in 2000 as the Global Asset Director, Acid, and has been a Business Director of Performance Chemicals since February 2004. Prior to joining Rhodia, Mr. Treinen spent thirteen years at Albright & Wilson where he worked as a Vice President and General Manager of Industrial Chemicals from 1994 to 2000. Previously, Mr. Treinen worked at Tenneco Inc. in their finance department in various capacities including strategic planning and accounting manager. Mr. Treinen earned a B.S. in Accounting from the University of Iowa.

Mark Thurston is Vice President—Specialties of Innophos, Inc. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and has been Business Director of Specialties since February 2004. Previously, Mr. Thurston was a Vice President and General Manager of Food Ingredients North America from 2002 to 2004 and, prior to that, worked in various sales and marketing capacities for Rhodia. Mr. Thurston previously worked at RTZ Corp as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.

Louis Calvarin is Vice President—Operations of Innophos, Inc. Dr. Calvarin joined Rhodia in France in 1989 as a process engineer after completing his education there. He has been Director of Manufacturing and Engineering for Specialty Phosphates since January 2004. Prior to that he held the positions of Director of Manufacturing for Specialty Phosphates (US), Mineral Chemicals Industrial Operations Manager for Home, Personal Care and Industrial Ingredients and Projects Director for Paint, Paper and Construction Materials. Dr. Calvarin earned a Ph.D. degree in Chemical Engineering from the Ecole Nationale Superieure des Mines in France and graduated from Ecole Polytechnique in France.

John Godber is Vice President—Research & Development of Innophos, Inc. Dr. Godber joined Rhodia in 2000 as Phosphates Laboratory Department Head and has been Global Technology Leader for Phosphates since January 2004. Prior to joining Rhodia, Dr. Godber spent twelve years with Albright & Wilson where he held various chemist and managerial positions in R&D and product development. He holds five issued and three pending patents and is the author of 24 publications. He is broadly recognized for his expertise in phosphorus chemistry. Dr. Godber earned B.S. and Ph.D. degrees in chemistry from the University of Toronto.

Eric Haaijer is Vice President—Commercial Operations of Innophos, Inc. Mr. Haaijer joined Rhodia in 1988 as a chemical engineer. He has held positions in sales and marketing and managerial roles including Vice President and General Manager for the Rare Earths and the Industrial Specialties divisions. Since 2001 he has been the Director of Commercial Operations for Specialty Phosphates. Mr. Haaijer earned a BS in Chemical Engineering from the Pennsylvania State University.

Wilma Harris is Vice President—Human Resources of Innophos, Inc. Ms. Harris joined Rhodia in 1986 as Human Resource Manager for the Ag Products business located in Research Triangle Park, NC. Since that time she has held various positions in corporate, shared services and business human resources and information technology. Since January 2003 she has been the Human Resources Director for the Specialty Phosphates and Performance Phosphates and Derivatives businesses. Prior to joining Rhodia Ms. Harris worked for Union Carbide Corporation in several Labor Relations and R&D positions. She holds B.S. and M.P.A. degrees from the University of West Virginia and an M.A.T.S. degree in Ethics from New Brunswick (NJ) Theological Seminary.

Blair Hendrix became a director of our company in second quarter of 2005. Mr. Hendrix is an Executive Vice President at Bain Capital. Prior to joining Bain Capital in 2000, Mr. Hendrix was an Executive Vice

President and Chief Operating Officer of DigiTrace, Inc. and was a management consultant at Corporate Decisions, Inc. (now Mercer Management Consulting). Mr. Hendrix also serves on the Board of Directors of SMTC Corporation, Vivra Holdings, Inc. and Keystone Automotive Operations, Inc.

Edward Conard is a director of Innophos, Inc. Mr. Conard joined Bain Capital as a Managing Director. Previously, Mr. Conard was a Vice President at Bain & Company where he headed the firm’s operations practice and managed major client relationships in the industrial manufacturing and consumer goods industries. Mr. Conard is also a director of Broder Bros., Co., Waters Corporation, and Unisource Worldwide, Inc.

Stephen Zide is a director of Innophos, Inc. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner at the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Keystone Automotive Operations, Inc., and Broder Bros., Co.

Committees of the Board of Directors

On December 31, 2004, Innophos’ board of directors established an audit committee and a compensation committee. The current members of the audit committee are Blair Hendrix, Edward Conard and Stephen Zide. The audit committee recommends the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The current members of the compensation committee is Stephen Zide and Blair Hendrix. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements. The board of directors of Innophos may change membership or establish other committees in the future.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summarizes, for the year indicated, the principal components of compensation for our Chief Executive Officer and the other four highest compensated executive officers (collectively, the “named executive officers”):

														Long-Term Compensation Awards
Name and Principal Position	Period	Salary (Innophos)		Salary (Rhodia)		Total Salary		Bonus (Innophos)	Bonus (Rhodia)(1)		Total Bonus 2004(1)			Common Stock Underlying Options/SARs		All Other Compensation
Randy Gress Chief Executive Officer and Director	2005 2004 2003	$ $	375,000 142,046 —	$ $	— 142,878 230,000	$ $ $	375,000 284,925 230,000	$93,750 — —	$ $	— 140,855 92,115	$ $ $	93,750 292,724 92,115	(2)	$	— — 73,677		$12,000 — —

Richard Heyse(3) Vice President and Chief Financial Officer	2005 2004 2003		$166,603		—		$166,603	$55,000		—		$55,000			—		$59,170

William Farran Vice President and General Counsel	2005 2004 2003	$ $	200,000 75,758 —	$ $	— 114,387 184,136	$ $	200,000 190,145 184,136	$30,758 — —	$ $	— 59,604 54,418	$ $ $	30,758 59,604 54,418		$	— — 10,048		$6,000 — —

Mark Feuerbach Vice President Treasury, Financial Planning & Analysis	2005 2004 2003	$ $	200,000 75,758 —	$ $	— 90,696 146,000	$ $ $	200,000 166,455 146,000	$27,046 — —	$ $	— 83,338 34,383	$ $ $	27,046 83,338 34,383		$	— — 20,094		— — —

Louis Calvarin Vice President-Operations	2005 2004 2003	$ $	180,000 68,182 —	$ $	— 43,485 70,000	$ $ $	180,000 111,667 70,000	$25,212 — —	$	— 18,815 —	$ $	25,212 18,815 —			— — —	$ $ $	145,215 244,815 195,242

(1)	Includes retention bonuses paid by Rhodia in connection with the Acquisition.
(2)	Includes a $151,869 retention bonus from Rhodia taken as deferred compensation.
(3)	Joined the Company in April 2005.

Option/SAR Grants During the Year Ended December 31, 2005

Innophos Holdings, Inc. 2005 Stock Option Plan (“Option Plan”) was adopted on April 1, 2005 to provide for the grant of options to purchase Holding’s Class L Common Stock and Class A Common Stock. On April 1, 2005, Innophos Holdings, Inc. authorized 641,170 of Class L stock options and authorized 5,770,531 of Class A stock options. On April 1, 2005, Innophos Holdings, Inc. granted 448,819 of Class L stock options and granted 4,039,372 of Class A stock options to employees. All options granted as of December 31, 2005 are outstanding.

The Option Plan provides for grants of qualified and non-qualified stock options with a ten year term. All options were granted to employees and have an exercise price of $3.73 for Class L stock options and an exercise price of $0.2909 for Class A stock options. The recipient of the stock option must exercise Class A stock options to acquire nine shares of Class A common stock for every one share of Class L common stock acquired through the exercise of Class L stock options and Class L stock options to acquire one share of Class L common stock for every nine shares of Class A common stock acquired through the exercise of Class A stock options.

Under the option plan, the stock options have a 10-year term from the grant date.

The options vest over the following schedule:

Date	Percentage of Class A Common Options and Class L Common Options Exercisable and Vested
August 13, 2005	20%
On each January 1, April 1, July 1 and October 1 of each year beginning on the first of such dates to occur after August 13, 2005 until such time as 100% of the Options shall have vested	5%

The amount of stock options granted to the named executives as of December 31, 2005 is as follows:

	Number of Class L Stock Options	Number of Class A Stock Options	Total Stock Options	Amount Vested	Amount Exercised
Randy Gress	128,234	1,154,106	1,282,340	320,585	—
Richard Heyse	54,500	490,496	544,996	136,294	—
William Farran	19,235	173,116	192,351	48,088	—
Mark Feuerbach	41,676	375,085	416,761	104,190	—
Louis Calvarin	38,470	346,232	384,702	96,176	—

Aggregated Option/SAR Exercises During the Year Ended December 31, 2004 and 2004 Year-End

Option/SAR Values

During the year ended December 31, 2004, Mark Feuerbach received a payment of $45,855 upon the exercise of certain options granted in prior years by Rhodia. There were no exercises of stock options (granted in prior years) by any other named executive officers during the year ended December 31, 2004. As of December 31, 2004 there were no outstanding stock options or stock appreciation rights.

Under the terms of Rhodia’s stock option plan and the purchase and sale agreement, members of management who owned options to purchase Rhodia stock retained their respective options and any options held by them did not become exercisable as a result of the Acquisition.

Management Equity Agreements

We have entered into executive stock agreements with certain of our named executive officers. Pursuant to these executive stock agreements, our named executive officers have purchased shares of Holdings’ common stock representing collectively less than 1.2% of Holdings’ equity.

Our Benefit Plans

On August 13, 2004, we established U.S. employee benefit plans that were substantially similar in the aggregate to those in place immediately prior to the Acquisition. We provide medical, dental, vision, disability, life, accidental death and dismemberment and other voluntary insurance benefits to our employees on a cost-sharing basis in accordance with our human resources policies and our collective bargaining agreements. In addition, we provide employees with health and dependent care flexible spending accounts and pre-tax premium payment options under our “cafeteria” plan. Employees are also eligible for tuition assistance, service awards and various other fringe benefit programs.

All salaried and most hourly union U.S. employees participate in a defined contribution “401k” plan which we established on August 14, 2004. The 401k plan provides for voluntary employee deferrals and dollar matching contributions up to 4% of eligible compensation. The non-contributory defined contribution made under the 401k to all employees is based on annual eligible compensation and graduated by age and social security wages. Certain U.S. hourly union employees participate in a defined benefit plan.

We also provide post-retirement medical and life insurance benefits to union employees, as required by collective bargaining agreement, and to salaried employees. The post-retirement medical and life insurance benefits are provided in conjunction with the medical and life insurance benefits provided to employees. We have announced the cessation of the post-65 retiree medical benefits to salaried U.S. employees who retire after January 1, 2006.

On August 14, 2004 we assumed sponsorship of one defined benefit pension plan in Canada, which benefits our Canadian union workforce. In 2005, we contributed CDN $1.1 million ($0.8 million USD) to this pension plan. We currently expect to make additional contributions in 2006 to this plan that are similar to or higher than our 2005 contribution. If the performance of the assets in our pension plan does not meet our expectations, if interest rates decline or if other actuarial assumptions are modified, our contributions for those years could be higher than we expect. As of December 31, 2005, our Canadian pension plan was under funded by CDN $0.4 ($0.4 million USD) million on a going concern basis and CDN $3.3 million ($2.7 million USD) on a solvency basis (based on the actuarial assumptions used for regulatory funding purposes), and was under funded by CDN $1.9 million ($1.6 million USD) (based on the actuarial assumptions used for U.S. Generally Accepted Accounting Principles). Our Canadian pension plan is subject to the provincially applicable pension standards legislation. Under applicable pension standards legislation, registered pension plans must make special contributions to eliminate funding deficits over a 5 year period for solvency deficits and over a 15 year period for going concern deficits. In circumstances where special or regular contributions are not made to a Canadian pension plan, and in certain other limited circumstances, the pension regulator has the authority to terminate a Canadian pension plan. In the event our Canadian pension plan is terminated for any reason while the plan is under funded, we will incur a liability to the pension plan equal to the entire amount of the under funding.

On August 14, 2004 we also established a Canadian defined contribution plan for salaried employees. In addition, we established health and welfare plans for employees and retirees in Canada similar to those established in the United States.

Finally, we currently maintain the same compensation and benefit scheme that was in place in our Mexican facilities prior to the Acquisition. Mexican employees are eligible for enhanced welfare benefits, statutory savings plan contributions, and various other statutory and collectively bargained-for benefits.

Compensation of Directors

We reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate future independent members of the board of directors for services provided in that capacity.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code is available on our website at www.innophos.com.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Innophos Holdings, Inc. owns 100% of Innophos Investments Holdings, Inc.’s capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings’ common stock at December 31, 2005, by: (1) each person or entity who owns of record or beneficially 5% or more of any class of Holdings’ voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Innophos, Inc., 259 Prospect Plains Road, Cranbury, New Jersey 08512.

Shares Beneficially Owned(1)
	Class A Common Stock		Class L Common Stock(2)
Name	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class

Principal Shareholder:
Bain Capital(3)	43,301,836	98.49%	4,811,316	98.49%

Executive Officers and Directors:
Randy Gress	*	*	*	*
Mark Feuerbach	*	*	*	*
William Farran	*	*	*	*
Tim Treinen	*	*	*	*
Roberto Flores	*	*	*	*

Edward Conard(4)	*	*	*	*

Blair Hendrix(5)	*	*	*	*

Stephen Zide(6)	*	*	*	*

Executive Officers and Directors as a group (6 Persons):	*	*	*	*

*	Represents less than 1%.
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.
(2)	The Class A common stock is the same as the Class L common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.
(3)

Includes shares of Class A and Class L Common Stock held by (i) Bain Capital Fund VII, LLC, a Delaware limited liability company (“BCF VII”), whose sole member is Bain Capital Fund VII, L.P., a Cayman Islands exempted limited partnership (“BC VII”), whose sole general partner is Bain Capital Partners VII, L.P., a Cayman Islands exempted limited partnership (“BCP VII”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”); (ii) Bain Capital VII Coinvestment Fund, LLC, a Delaware limited liability company (“BC Co-Invest”), whose sole member is Bain Capital VII Coinvestment Fund, L.P., a Cayman Islands exempted limited partnership (“BC Co”), whose sole general partner is BCP VII, whose sole general partner is BCI; (iii) Bain Capital Fund VIII, LLC, a Delaware limited liability company (“BCF VIII”), whose sole member is Bain Capital Fund VIII, L.P., a Cayman Islands exempted limited partnership (“BC VIII”), whose sole general partner is Bain Capital Partners VIII, L.P., a Cayman Islands exempted limited partnership (“BCP VIII”), whose sole general partner is BCI; (iv) BCIP Associates III, LLC, a Delaware limited liability company (“BCIP III”), whose manager is BCIP Associates III, a Cayman Islands partnership (“BCIP III Cayman”), whose managing partner is BCI;

(v) BCIP T Associates III, LLC, a Delaware limited liability company (“BCIPT III”), whose manager is BCIP Trust Associates III, a Cayman Islands partnership (“BCIPT III Cayman”), whose managing partner is BCI; (vi) BCIP Associates III-B, LLC, a Delaware limited liability company (“BCIP III-B”), whose manager is BCIP Associates III-B, a Cayman Islands partnership (“BCIP III-B Cayman”), whose managing partner is BCI; and (vii) BCIP T Associates III-B, LLC, a Delaware limited liability company (“BCIPT III-B” and together with BCF VII, BC Co-Invest, BCF VIII, BCIP III, BCIPT III, and BCIP III-B, the “Bain Funds”), whose manager is BCIP Trust Associates III-B, a Cayman Islands partnership (“BCIPT III-B Cayman”), whose sole general partner is BCI. The address of the Bain Funds is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

BC VII, BCP VII and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCF VII. BC VII, BCP VII and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BC Co, BCP VII and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BC Co-Invest. BC Co, BCP VII and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BC VIII, BCP VIII and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCF VIII. BC VIII, BCP VIII and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIP III Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIP III. BCIP III Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIPT III Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIPT III. BCIPT III Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIP III-B Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIP III-B. BCIP III-B Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIPT III-B Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIPT III-B. BCIPT III-B Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

(4)	See footnote 3. Mr. Conard is a member and/or Managing Director of BCI and he, or entities affiliated with him, are partners of BCIP III, BCIPT III, BCIP III-B, and BCIPT III-B, and, accordingly Mr. Conard may be deemed to beneficially own the shares owned by such entities. Mr. Conard disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Conard’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(5)	See footnote 3. Mr. Hendrix is a member and/or Managing Director of BCI and he, or entities affiliated with him, are partners of BCIP III, BCIPT III, BCIP III-B, and BCIPT III-B, and, accordingly Mr. Hendrix may be deemed to beneficially own the shares owned by such entities. Mr. Hendrix disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Hendrix’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(6)	See footnote 3. Mr. Zide is a member and/or Managing Director of BCI and he, or entities affiliated with him, are partners of BCIP III, BCIPT III, BCIP III-B, and BCIPT III-B, and, accordingly Mr. Zide may be deemed to beneficially own the shares owned by such entities. Mr. Zide disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Zide’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Purchase and Sale Agreement

The purchase and sale agreement contains customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business and certain indemnification provisions.

Stockholders Agreement

In connection with the Acquisition, and certain stockholders of Holdings entered into a stockholders agreement pursuant to which each stockholder agreed to vote in favor of members of Holdings’ Board of Directors designated by groups of Holdings’ stockholders who are parties to the stockholders agreement. Pursuant to the stockholders agreement:

•	Holdings has four directors; and

•	Bain Capital designated four directors in its sole discretion.

In addition, the shareholders agreement provides that for so long as Bain Capital continues to hold a specified percentage of the shares that it held at the consummation of the Acquisition, Holdings may not take several significant corporate actions without the consent of Bain Capital.

Each party to the shareholders agreement has the right, subject to customary exceptions, to purchase it’s pro rata portion of any shares of stock that Holdings issues in the future. Furthermore, the stockholders agreement provides that Holdings will have a right of first refusal to purchase all or a part of any shares of stock proposed to be transferred by members of management. To the extent Holdings does not exercise this right, Bain Capital and its co-investors would have the right to purchase such shares, and if Bain Capital and its co-investors decline, members of management (other than the person proposing to transfer shares) would have the option to purchase their pro rata portion of any shares proposed to be transferred. If Bain Capital proposes to transfer any shares of stock, our management and Bain Capital’s co-investors could elect to participate in such transfer on a pro rata basis. Finally, in the event of a sale by Bain Capital of its interest in Holdings to an unaffiliated third party, each shareholder will be obligated to sell their shares in connection with such transaction.

Bain Capital Advisory Agreement

In connection with the Acquisition, we entered into an advisory agreement with Bain Capital pursuant to which Bain Capital agreed to provide:

•	general executive and management services;

•	assistance with the identification, support, negotiation, and analysis of acquisitions and dispositions;

•	assistance with the support, negotiation, and analysis of financial alternatives;

•	finance functions;

•	marketing functions;

•	human resource functions; and

•	other services agreed upon by us.

In exchange for these services, Bain Capital will receive:

•	an annual advisory services fee of $2.0 million plus reasonable out-of-pocket fees and expenses; and

•	on the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries, a transaction fee equal to 1% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses.

The advisory agreement has a multi-year initial term to be determined, and thereafter is subject to automatic one-year extensions unless Holdings or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of Innophos prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement.

The advisory services fee is an obligation of Innophos and is also contractually subordinated to the 2004 Senior Subordinated Notes and the senior credit facility.

Registration Rights Agreement

Each of Holdings, Bain Capital, members of management and certain other equity holders of Holdings entered into a registration rights agreement in connection with the Acquisition. Under the registration rights agreement, members of management, such other equity holders and Bain Capital have the ability to cause Holdings to register securities of Holdings held by the parties to the registration rights agreement and to participate in registrations by Holdings of its equity securities.

Transition Services and Supply Agreements with the Sellers

Each of the following agreements was entered into, in connection with the Acquisition, by Rhodia Inc., Innophos and certain of their respective subsidiaries and affiliates, to provide transition services, sales representation, and supply of specified products and services following the Acquisition.

Transition Services Agreement (Cranbury)

Pursuant to the Transition Services Agreement (Cranbury), entered into by Rhodia and Innophos, Rhodia Inc. provides to Innophos various transition services, including information technology, office, laboratory, and financial services similar in nature to those previously provided from Cranbury, New Jersey by Rhodia Inc. In addition, under the Transition Services Agreement Rhodia Inc.’s headquarters in Cranbury, New Jersey functions as the headquarters of Innophos for a fixed transitional period. The transition services covered by the Transition Services Agreement (Cranbury) are provided for an initial period of twelve months (renewable for successive six month periods), except for the financial services which are provided for six months (renewable for successive 6 month periods, but for no more than 18 months). For each year that Innophos receives these services, Innophos will annually pay, in monthly installments, (1) $3,150,000 for information technology services, (2) $500,000 for office services, (3) $350,000 for laboratory services, and (4) $900,000 for financial services. All transition services agreements with Rhodia terminated on February 13, 2006, except the financial services agreements which terminated on February 13, 2005.

Chicago Heights Utilities Agreement

The Chicago Heights Site contains two businesses: the Specialty Phosphates Business and the Silica Business. The Specialty Phosphates Business was transferred to Innophos and Rhodia Inc. retained the silica business. The Utilities and Services Agreement, entered into by Rhodia Inc. and Innophos, provides that Innophos will supply Rhodia Inc.’s Chicago Heights Silica Business with certain utilities and services. The term of the agreement is ten years from the date of the agreement. The agreement also grants Rhodia Inc. a five-year option to lease the former bi-carbonate building at Chicago Heights for a period of ten years from the exercise date at no cost. Rhodia Inc., in its sole discretion, may elect to extend the term that any particular service is provided under the agreement for a period of one year and may renew such extensions for a period of up to five years. As of the date of this Form 10-K, Rhodia has not exercised the option to lease the former bi-carbonate building.

Pharma Agreement

Rhodia Inc. distributes the powder and granular form of dicalcium phosphate hydrate, dicalcium phosphate anhydrous, tricalcium phosphate, and substantially related products to pharmaceutical customers through Rhodia Inc.’s pharmaceutical sales team. This sales team remains with Rhodia Inc. on a post-Acquisition basis. In order for Innophos to continue to use Rhodia Inc.’s pharmaceutical sales force after the closing date, Innophos and Rhodia Inc. entered into the Pharma Agreement, which provides that Rhodia Inc. serves as the exclusive worldwide sales agent of Innophos’ powder and granular form of dicalcium phosphate hydrate, dicalcium phosphate anhydrous, tricalcium phosphate, and substantially related products. The foregoing products are used in tablet excipients and mineral supplements. Rhodia Inc. also agreed to provide Innophos with certain research and development support services. The term of the agreement is initially ten years, subject to successive one-year renewal periods thereafter.

Anhydrous P2O5 Agreement

Rhodia Inc. supplies certain customers with anhydrous P2O5 from the Nashville site. In order for Rhodia Inc. to be able to continue supplying its current customers with anhydrous P2O5, Rhodia Inc. and Innophos entered into the Anhydrous P2O5 Agreement which provides that Innophos will supply Rhodia Inc. exclusively with anhydrous P2O5, from its Nashville site. The initial term of the agreement is three years, subject to renewal thereafter for successive one year periods at the option of Rhodia Inc.

Sulfuric Acid Supply Agreement

Rhodia Inc. currently supplies sulfuric acid to PCS Nitrogen Fertilizer, L.P., or PCSN pursuant to the Amended and Restated Acid Purchase Agreement among Rhodia Inc., PCS Sales (USA) Inc. and PCSN, dated as of March 23, 2000, or the Acid Purchase Agreement, which expires on July 31, 2011. Pursuant to the same agreement, the phosphoric acid produced by PCSN is supplied to Innophos Inc.’s Geismar plant for production of its specialty phosphates. Pursuant to the agreement of purchase and sale, the Amended and Restated Acid Purchase Agreement was assigned to Innophos. The Sulfuric Supply Agreement, entered into by Rhodia Inc. and Innophos, provides that Rhodia Inc. will supply Innophos with sulfuric acid. The Sulfuric Supply Agreement enables Innophos to fulfill its obligations under the Acid Purchase Agreement (transferred to Innophos pursuant to the purchase and sale agreement), pursuant to which Innophos supplies sulfuric acid to PCSN for use in production of phosphoric acid at PCSN’s Geismar site. The agreement will remain in effect for the duration of the Amended and Restated Acid Purchase Agreement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided to Innophos by PricewaterhouseCoopers LLP (“PwC”) for 2005, including fees for Holdings. All accounting fees for the predecessor period were charged to and paid by Rhodia Corporate, and were not directly allocated to the Phosphate business.

(In thousands)	2005	2004
Audit Fees (a)	$1,270	$1,128
Audit-Related Fees (b)	282	1,575

Total	$1,552	$2,703

(a)	Fees for professional services provided for the audit of Innophos’s annual financial statements as well as reviews of Innophos’ quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters and consents.
(b)	Fees for professional services which principally include tax services, as well as audits of employee benefit plans.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements:

See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation’s consolidated financial statements and supplementary data schedule.

b. The following financial statement schedule is included in Item 8, “Financial Statements and Supplementary Data”:

Schedule II—Valuation and Qualifying Accounts

c. Exhibits Required by Item 601 of Regulation S-K.

See attached Exhibit Index.

SIGNATURES AND CERTIFICATIONS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Investments Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Cranbury, state of New Jersey, on the 30th day of March, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS Randolph Gress	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/S/ RICHARD HEYSE Richard Heyse	Vice President and Chief Financial Officer	March 30, 2006

/S/ CHARLES BRODHEIM Charles Brodheim	Corporate Controller (Principal Accounting Officer)	March 30, 2006

Edward Conard	Director

/S/ BLAIR HENDRIX Blair Hendrix	Director	March 30, 2006

/S/ STEPHEN ZIDE Stephen Zide	Director	March 30, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Purchase Agreement, by and between Innophos Investments Holdings, Inc. and Bear Stearns & Co., Inc., dated February 7, 2005.+

2.1	Purchase Agreement dated June 10, 2004, among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.).+

3.1	Certificate of Incorporation of Innophos Investments Holdings, Inc., as amended.+

3.2	By-Laws of Innophos Investments Holdings, Inc.+

4.1	Indenture by and between Innophos Investments Holdings, Inc., and Wachovia Bank, National Association, dated as of February 10, 2005.+

4.2	Registration Rights Agreement by and between Innophos Investments Holdings, Inc. and Bear, Stearns & Co. Inc., dated as of February 10, 2005.+

10.1	Purchase Agreement, by and among Innophos, Inc., the Guarantor listed on Schedule I thereto, UBS Securities LLC and Bear Stearns & Co., Inc., dated August 3, 2004.+

10.2	Indenture by and between Innophos, Inc., and Wachovia Bank, National Association, dated as of August 13, 2004.+

10.3	Guarantee, dated as of August 13, 2004, among Innophos, Inc., Innophos Mexico Holdings, LLC and Wachovia Bank, National Association.+

10.4	Registration Rights Agreement by and among Innophos, Inc., Bear, Stearns & Co. Inc. and UBS Investment Bank, dated as of August 13, 2004.+

10.5	Deferred Compensation Agreement dated as of August 13, 2004, by and between Randolph Gress and Innophos, Inc.+

10.6	Stockholders Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto.+

10.7	Registration Rights Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto.+

10.8	The Advisory Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc. and Bain Capital, LLC.+

10.9	Credit Agreement, dated as of August 13, 2004, among Innophos, Inc., Bear Stearns Corporate Lending Inc., National City Bank, UBS Securities LLC and UBS Loan Finance LLC.+

10.10	Guarantee and Collateral Agreement, dated as of August 13, 2004, made by Innophos Holdings, Inc., Innophos, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending, Inc.+

10.11	First Amendment to the Credit Agreement, dated as of February 2, 2005, among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc.+

10.12	Agreement, dated as of September 10, 1992, by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V.+

10.13	Soda Ash Supply Contract, dated as of February 29, 1996, by and between OCI Chemical Corporation and Innophos, Inc. (successor and assignee of Rhodia Inc., itself a successor and assignee of Rhone-Poulenc, Inc.), as amended.+

10.14	Purchasing Agreement, dated as of May 31, 2005 by and between Innophos, Inc. and Mississippi Lime Company.+

Exhibit No.	Description
10.15	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement, dated as of March 23, 2000, by and between Rhodia, Inc. and PCS Purified Phosphates.+

10.16	Amended and Restated Acid Purchase Agreement, dated as of March 23, 2000, among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P.+

10.17	Base Agreement, dated as of September 1, 2003, by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V.++

10.18	Purchase and Sale Agreement of Anhydrous Ammonia, dated as of April 23, 2001, as amended, by and between Petroquimica Cosoleacaque, S.A. de C.V. and Rhodia Fosfatados De Mexico, S.A. de C.V.+

10.19	Sulfur Supply Contract, dated as of November 1, 2000, by and Between Pemex Gas Y Petroquimica Basica and Rhodia Fosfatados de Mexico, S.A. de C.V.+

10.20	Deferred Compensation Agreement dated as of August 13, 2004, by and between Jose Roberto Flores Athie and Innophos, Inc.+

10.21	Supply Agreement, dated as of June 18, 1998, by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V.+

10.22	Operations Agreement, made as of the 18th day of June, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V.+

10.23	Agreement between Innophos Inc. Chicago Heights Plant and Paper, Allied-Industrial, Chemical & Energy Workers International Union, AFL-CIO CLC Local Union No. 6-765, dated as of January 16, 2005.++

10.24	Agreement between Rhodia Inc. and Local Union No. 912 International Union of Operating Engineers, dated as of April 20, 2004.+

10.25	Article of Agreement between Innophos Inc. Waterway Plant Chicago, Illinois and Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, Local No. 743, dated as of June 17, 2005.+

10.26	Collective Agreement, by and between Rhodia Canada Inc. Port Maitland Plant and the United Steelworkers of America Local 6304, dated as of May 1, 2003.+

10.27	Collective Labor Contract, by and between Innophos Fosfatados de Mexico, S. de R.L. de C.V. and the Sindicato de Trabajadores de la Industria Quimica, Petroquimica, Carboquimica, Similares y Conexos de la Republica Mexicana, dated February, 2005.+

10.28	Employment Agreement by and between Innophos, Inc. and Randolph Gress dated as of August 13, 2004.+

10.29	Employment Agreement by and between Innophos, Inc. and Richard Heyse.+

10.30	Innophos Holdings, Inc. 2005 Executive Stock Option Plan†

10.31	Innophos, Inc. Executive, Management and Sales Incentive Plan†

12.1	Statement re Calculation of Ratio of Earnings to Fixed Charges†

21.1	Subsidiaries of Registrant+++

31.1	Certification of Principal Executive Officer dated March 30, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description

31.2	Certification of Principal Financial Officer dated March 30, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Principal Executive Officer dated March 30, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Principal Financial Officer dated March 30, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Denotes management contract or compensatory plan or arrangement.
+	Filed previously with our Registration Statement on Form S-4, filed on November 23, 2005, and incorporated herein by reference.
++	Filed previously with Amendment No. 1 to our Registration Statement on Form S-4, filed on November 25, 2005, and incorporated herein by reference.
+++	Filed previously with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 19, 2006, and incorporated herein by reference.
†	Filed herewith.