Form 10-Q
period 2006-03-31
Innophos Investment Holdings, Inc.
filed 2006-05-11
CIK 1325945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, the registrant has 297 shares of common stock outstanding

PART I

ITEM 1. FINANCIAL STATEMENTS

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$42,590	$61,219
Accounts receivable	56,482	55,842
Inventories	78,934	76,281
Other current assets	17,553	22,609

Total current assets	195,559	215,951
Property, plant and equipment, net	297,472	305,016
Goodwill	47,268	47,268
Intangibles and other assets, net	75,717	77,770

Total assets	$616,016	$646,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,900	$20,009
Accounts payable:
Trade and other	29,133	28,418
Other current liabilities	33,673	49,757

Total current liabilities	89,706	98,184
Long-term debt	487,674	508,786
Other long-term liabilities	29,324	28,433

Total liabilities	606,704	635,403
Commitments and contingencies (Note 9)
Stockholders’ Equity	9,312	10,602

Total stockholders’ equity	9,312	10,602

Total liabilities and stockholders’ equity	$616,016	$646,005

See notes to condensed consolidated financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Operations (Unaudited)

(Dollars in thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Net sales	$130,335	$138,220
Cost of goods sold	108,585	113,995

Gross profit	21,750	24,225

Operating expenses:
Selling, general and administrative expenses	10,395	14,676
Research & Development expenses	282	537

Total operating expenses	10,677	15,213

Operating income	11,073	9,012

Interest expense, net	13,400	9,898
Foreign exchange (gains)/losses	(53)	278
Other expense (income), net	(114)	109

Income (loss) before income taxes	(2,160)	(1,273)
Provision/(benefit) for income taxes	(870)	1,629

Net (loss)	$(1,290)	$(2,902)

See notes to condensed consolidated financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Common Stock	Retained Earnings	Paid-in Capital	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, August 13, 2004	—	—	—	—	—
Issuance of common stock	—	—	139,923	—	139,923
Net (loss)	—	(775)	—	—	(775)
Minimum pension liability adjustment, (net of tax $228)	—	—	—	(423)	(423)

Other comprehensive (loss), net of tax					(1,198)

Balance, December 31, 2004	—	$(775)	$139,923	$(423)	$138,725
Issuance of common stock			100		100
Exchange of Innophos, Inc. common stock for Innophos Investments Holdings, Inc. common stock		—	—
Distribution to stockholders’			(115,587)		(115,587)
Net (Loss)	—	(2,902)			(2,902)

Balance, March 31, 2005	—	(3,677)	24,436	(423)	20,336

Net Loss		(8,802)			(8,802)
Minimum pension liability adjustment (Net of Tax $502)				(932)	(932)

Other comprehensive (loss) net of tax					(932)

Balance, December 31, 2005	—	$(12,479)	$24,436	$(1,355)	$10,602
Net Income	—	(1,290)	—	—	(1,290)

Balance, March 31, 2006		$(13,769)	$24,436	$(1,355)	$9,312

See notes to condensed consolidated financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(1,290)	$(2,902)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,138	11,317
Amortization of deferred financing charges	1,386	761
Deferred income taxes/(benefit)	(1,847)	(838)
Deferred profit sharing	23	—
Non-cash interest for floating rate senior notes	4,280	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(640)	(1,919)
(Increase)/decrease in inventories	(2,653)	5,803
(Increase)/decrease in other current assets	5,056	(146)
(Decrease)/increase in accounts payable	715	(6,440)
(Decrease) in other current liabilities	(16,084)	(578)
Changes in other long-term assets, liabilities and other comprehensive income (loss), net	2,493	(357)

Net cash provided from /(used in) operating activities	2,577	4,701

Cash flows from investing activities:
Capital expenditures	(2,706)	(1,816)

Net cash (used for) investing activities	(2,706)	(1,816)

Cash flows from financing activities:
Proceeds from term-loan	—	42,000
Deferred financing costs	—	(4,413)
Capital contribution	—	100
Distribution to stockholders	—	(115,587)
Principal payments of term-loan	(18,500)	(550)
Repayment of revolver	—	(17,000)
Proceeds from issuance of long-term bonds	—	120,000

Net cash from/(used for) financing activities	(18,500)	24,550

Net change in cash	(18,629)	27,435
Cash and cash equivalents at beginning of period	61,219	12,762

Cash and cash equivalents at end of period	$42,590	$40,197

See notes to condensed consolidated financial statements

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos Investments Holdings, Inc. and Subsidiaries (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company and the Phosphates Business at December 31, 2005 and for the years ended December 31, 2004 and 2003.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. Under SFAS No. 123(R), the Company is defined as a nonpublic company as we do not have publicly traded equity securities; we have not filed an initial prospectus in preparation to sell equity securities, and are not controlled by a company that fulfills either of the first two criteria considered. Our Company has publicly traded debt securities and therefore has met the criteria of a nonpublic company under SFAS No. 123(R).

The valuation method that the Company used under SFAS No. 123 dictated the transition method that the Company used under SFAS No. 123(R). As permitted under SFAS No. 123, the Company valued its stock options at the grant date using the minimum value method and disclosed those amounts in its pro forma footnote disclosures. Because the Company used the minimum value method under SFAS No. 123, we adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial statements the remaining compensation cost calculated under the minimum value method, as permitted by paragraph 83 of SFAS No. 123(R). The pro forma impact to net income for the first quarter of 2006 under SFAS No. 123 is $12.

Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). We will continue to account for the outstanding awards under APB 25 until they are settled. Upon the adoption of SFAS No. 123(R), the Company did not grant new awards or modify any existing awards that were granted under SFAS No. 123.

Inventory Costs

The Company adopted SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), on January 1, 2006. SFAS No. 151 amends and clarifies the accounting guidance for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” as mentioned in ARB No. 43, Chapter 4, Inventory Pricing. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The effect of SFAS No. 151 had a favorable impact to the Company’s results from operations of $1.3 million and was recorded in cost of goods sold during the first quarter 2006. The SFAS No. 151 impact was mainly attributable to the lower cost of inventory produced during the fourth quarter of 2005, which was sold during the first quarter of 2006.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 155, SFAS No. 156, and FASB Staff Position No. FAS No. 123(R)-4 all of which are summarized below.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in FASB

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Statement No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of FASB Statement No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its consolidated financial position or results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its consolidated financial position or results of operations.

FASB Staff Position No. FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of SFAS 123(R). The Company has evaluated the effect of SFAS 123(R) and, based on the number of options outstanding, has determined that it does not materially impact its consolidated financial position or results of operations.

2. Inventories:

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$16,770	$14,076
Spare parts	6,601	6,952
Finished products	55,563	55,253

	$78,934	$76,281

3. Other Current Assets:

Other current assets consist of the following:

	March 31, 2006	December 31, 2005
Creditable taxes (value added taxes)	$7,673	$6,052
Prepaid income taxes	661	5,350
Prepaids	8,300	9,889
Other	919	1,318

	$17,553	$22,609

4. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2006	December 31, 2005
Supply agreement, net of accumulated amortization of $3,357 for 2006 and $2,842 for 2005	2.5	$1,543	$2,058
Developed technology and application patents, net of accumulated amortization of $3,049 for 2006 and $2,606 for 2005	10-20	33,551	33,994
Customer relationships, net of accumulated amortization of $826 for 2006 and $699 for 2005	20	9,274	9,401
Trade names and license agreements, net of accumulated amortization of $1,059 for 2006 and $895 for 2005	20	8,238	8,402
Capitalized software, net of accumulated amortization of $692 for 2006 and $588 for 2005	3.5	823	927
Non-compete agreement, net of accumulated amortization of $489 for 2006 and $414 for 2005	2.5	225	300

Total Intangibles		$53,654	$55,082

Deferred financing costs, net of accumulated amortization of $6,096 for 2006 and $4,712 for 2005		$19,837	$21,225
Deferred income taxes		2,226	1,463
Other assets		—	—

Total other assets		$22,063	$22,688

		$75,717	$77,770

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

5. Other Current Liabilities:

Other current liabilities consist of the following:

	March 31, 2006	December 31, 2005
Payroll related	$5,844	$9,291
Interest	2,296	7,031
Interest, floating rate senior notes	2,202	2,189
Freight and rebates	3,898	5,006
Benefits and pensions	4,941	7,532
Taxes	8,283	11,741
Legal	207	504
Non-trade payable	1,906	1,771
Other	4,096	4,692

	$33,673	$49,757

6. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	March 31, 2006	December 31, 2005
Senior credit facility	$189,400	$207,900
Senior subordinated notes	190,000	190,000
Floating rate senior notes	135,174	130,895

	$514,574	$528,795
Less current portion	26,900	20,009

	$487,674	$508,786

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at March 31, 2006 at 7.15%. The amount outstanding on the term loan facility as of March 31, 2006 was $189.4 million.

There was no amount outstanding on the revolving credit facility at March 31, 2006. The Company has issued approximately $4.8 million of letters of credit under the sub-facility as of March 31, 2006.

As required by the credit agreement, Innophos, Inc. must maintain 50% of its outstanding debt of the senior credit facility and Senior Subordinated Notes in fixed rate instruments. As such, on February 3, 2005, Innophos, Inc. executed a rate cap derivative instrument. The terms of this derivative instrument is a rate cap of 5%, with a reference index based on three month LIBOR, a notional amount of $15 million and is for a term of two years expiring on February 3, 2007. The fair value of the rate cap derivative instrument is $28 as of March 31, 2006.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The Company was required within five days from the issuance of the 2005 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments On March 31, 2006, the company paid $17.9 million which represents the 2005 excess cash flow requirement.

As of March 31, 2006, management believes the Company is in full compliance with all debt covenant requirements.

On February 10, 2005, we completed a private offering of $120 million Floating Rate Senior Notes due 2015. The use of the proceeds from the sale of the notes was a distribution to the stockholders of the Innophos Holdings, Inc. These notes were offered at an interest rate based on the three-month LIBOR plus 8% and will be reset quarterly. Interest on the notes accrues and is payable in arrears on February 15, May 15, August 15 and November 15 of each year. Interest is payable on and prior to February 15, 2010 in the form of additional notes and thereafter in cash. The notes are an unsecured obligation and will rank equally with all of Innophos Investments Holdings, Inc. future senior obligations and senior to Innophos Investments Holdings, Inc. future senior subordinated indebtedness. The notes would be subordinate to our future secured indebtedness.

The interest installment payable on February 15, 2006 for the Company’s Floating Rate Senior Notes was $4,280. In lieu of cash, interest payments were made to the holders of the Floating Rate Senior Notes in the form of additional notes. Innophos Investments Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

Total interest cash payments by the Company for all indebtedness for the period ended March 31, 2006 and March 31, 2005 was $13,127 and $11,330, respectively.

Interest expense, net consists of the following:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Interest expense	$12,684	$9,241
Deferred financing costs	1,386	762
Interest income	(670)	(105)

Total interest expense, net	$13,400	$9,898

7. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:
	March 31, 2006	December 31, 2005
Environmental liabilities	$1,100	$1,100
Profit sharing liabilities	933	910
Deferred income taxes	22,522	23,701
Other liabilities	4,769	2,722

	$29,324	$28,433

8. Income Taxes:
	Three months ended March 31, 2006		Three months ended March 31, 2005
	(Loss) before income taxes	Income tax expense/ (benefit)	Income/ (loss) before income taxes	Income tax expense/ (benefit)
U.S.	$(2,156)	70	$(6,051)	$45
Canada/Mexico	(4)	(940)	4,778	1,584

Total	$(2,160)	(870)	(1,273)	1,629

Current income taxes		970		$2,467
Deferred income taxes		(1,840)		(838)

Total		$(870)		$1,629

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

A reconciliation of the U.S. statutory rate and income taxes follows:

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Income tax expense/(benefit) at the U.S. statutory rate	$(756)	$(446)
State income taxes (net of federal tax effect)	19	—
Foreign tax rate differential	(939)	49
Change in valuation allowance	523	2,164
Non-deductible permanent items	283	—
Change in tax rates	—	(138)

Provision (Benefit) for income taxes	$(870)	$1,629

Income taxes paid were $3,715 and $1,991 for the three months ended March 31, 2006 and March 31, 2005, respectively.

9. Commitments and Contingencies:

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

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which previously housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has a recorded liability, which represents the Company’s best estimate, of $1.1 million as of March 31, 2006.

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

As initially assessed by the CNA, and at current exchange rates the basic CNA claims total approximately $37.0 million, (comprised of approximately $26.6 million on Salt Water Claims and $10.4 million on Fresh Water Claims). There were also CNA claims for interest, inflation, surcharges and penalties under the Mexican Federal Tax Code of approximately $98.0 million (comprised of $78.2 million on Salt Water Claims and $19.8 million on Fresh Water Claims), resulting in an approximate total claim amount of $135.0 million at current exchange rates. Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and is vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although CNA agreed that certain corrections were required as to its surcharge calculations) confirming their

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

original claims totaling $30.2 million ($10.4 million in basic claims and $19.8 million in interest, inflation, surcharges and penalties). In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. The CNA reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all of the CNA’s claims and the CNA’s recent rulings, including a discretionary appeal seeking a court ruling on our substantive challenges to the Salt Water Claims. The CNA’s responses to the appeals are expected to be filed with the Court soon.

Rhodia Indemnification. We believe that we are indemnified against such CNA claims, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the closing date under the terms of the purchase and sale agreement with Rhodia, from whom our business was purchased on August 13, 2004 (the “P&S Agreement”). Rhodia has assumed control of the defense of the CNA claims and acknowledged responsibility for such claims, but under a reservation of rights. Innophos asserted that it is entitled to full indemnification; Rhodia disagreed, asserting that the applicable indemnification under the P&S Agreement would be for breach of representations and warranties, subjecting our claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount. On December 16, 2004, Innophos sued Rhodia in New York state court seeking a determination that we are entitled to full indemnification under the P&S Agreement. Innophos filed a motion for summary judgment, seeking declarations that the CNA claims are Taxes under the P&S Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an Order granting Innophos’ summary judgment motion on both counts on June 13, 2005. Rhodia has appealed and briefing and oral argument before the Court have been completed. The Court’s ruling on the appeal could be further appealed. In the event of a final determination overruling the trial court’s granting of summary judgment in Innophos’ favor, the case would be sent back to the trial court for further proceedings.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $159.3 million at current exchange rates projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $34.6 million at current exchange rates. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determined that security was not provided in a timely manner, or that Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Fosfatados’ assets or appoint a surveyor with certain administrative powers over Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties). To the extent such judgments are not paid by Rhodia, this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time we could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the purchase and sale agreement.

Mexican Water Recycling System – PAMCAR Agreement

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility (the “PAMCAR Agreement”). The PAMCAR Agreement required that such action plans be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the PAMCAR Agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which were issued in 2005 (the CPDs”).

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004 Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise CPDs to levels which the now-improved operations can satisfy. In 2005, Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and CPDs) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, the CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados were found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.3 million (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.0 million. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded Tax Table discharge limits related to pH levels. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Elevated Mold Complaints Concerning Dicalcium Phosphate Products

Rhodia, Inc., our agent for the marketing and sale of specialty phosphates into the pharmaceutical tablet excipient and mineral supplement markets, has notified us of complaints by some customers concerning post-production elevated mold growth and moisture in certain lots of one of our dicalcium phosphate products, DiTAB® USP Grade/FCC Grade. The lots in question were shipped during the summer and fall of 2005. Our products all met applicable specifications when packaged, and passed our stringent testing protocols, including those to detect mold.

We immediately began a root cause investigation, which is ongoing. Samples of the lots in question, retained by us as part of our normal practice, were tested and found not to exhibit elevated mold levels. However, initial results of the investigation suggest that post-production mold growth may have occurred. We are working closely with customers who have raised questions or concerns, and with Rhodia. While the material in question met our specifications, we have offered to replace returned material, without additional cost to the customer.

The contingent liability for claims related to this incident is neither probable nor remote, but is reasonably possible. We recorded a reserve at December 31, 2005 of $0.3 million in net sales which represents the value of the product returned.

During the first quarter of 2006, several additional complaints were received concerning one lot of such product packaged in bags worth approximately $20 thousand which was shipped to Australia, stored and distributed to customers. As above, the retained samples did not exhibit elevated mold levels and operating conditions at our Chicago Heights plant were normal at the time of production. The preliminary investigation has discovered that certain bags from that lot still in storage in Australia showed evidence of being wet on the exterior. It is possible that the product in such bags could have become wet and otherwise been subject to conditions conducive to post-production mold growth. We are working with Rhodia and the customers in question to continue the investigation of this incident and to provide information requested by the customers and Australian regulatory authorities. At this time, we do not have sufficient information to determine the likelihood or amount of contingent liability for this set of complaints, or that would justify adjusting the reserve referenced above.

We maintain commercially reasonable amounts of product liability insurance in the event of claims, but this insurance does not cover recall liability.

Some customers that complained about elevated mold levels have either completed audits or asked to audit our Chicago Heights, IL manufacturing facilities where the products in question were made. We have approved those requests. Those facilities have been audited or inspected in the past by pharmaceutical and other commercial customers, as well as government agencies, including the United States Food and Drug Administration. We have cooperated and intend to continue cooperating with such audits and inspections, have voluntarily accepted recommendations and observations and have improved our processes over the years. Once the root cause(s) of the incidents described above are identified, we intend to take any necessary corrective action.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its now-shuttered fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment (“MOE”). Mosaic stated that in their view we and Rhodia (our predecessor in

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the P&S Agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

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

10. Pension:

Net periodic benefit expense for the US plans for the three months ended March 31, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$91	$83	$174
Interest cost	29	24	53
Expected return on assets	(4)	72	68
Amortization of prior service cost	34	—	34
Amortization of unrecognized (gains)/losses	—	(35)	(35)

Net periodic benefit expense	$150	$144	$294

Net periodic benefit expense for the U.S. plans for the three months ended March 31, 2005:

	2005
	DB Pension Plan	Other Benefits	Total
Service cost	$71	$37	$108
Interest cost	29	46	75
Expected return on assets	(5)	—	(5)
Amortization of prior service cost (gains)/losses	41	72	113

Net periodic benefit expense	$136	$155	$291

We made our entire cash contributions of $1.7 million for the year to our U.S. defined contribution plan during the first quarter of 2006 for the plan year 2005. The U.S. defined benefit cash contributions will be approximately $0.1 million for 2006 .

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$54	$12	$66
Interest cost	95	11	106
Expected return on assets	(101)	—	(101)
Amortization of initial transition obligation	—	4	4
Amortization of unrecognized (gains)/losses	18	8	26

Net periodic benefit expense	$66	$35	$101

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the non-U.S. plans for the three months ended March 31, 2005:

	2005
	DB Pension Plan	Other Benefits	Total
Service cost	$38	$9	$47
Interest cost	78	7	85
Expected return on assets	(86)	—	(86)
Amortization of initial transition obligation	—	7	7
Amortization of (gains)/losses	1	—	1

Net periodic benefit expense	$31	$23	$54

We made cash contributions to our Canadian defined benefit plan of $0.3 during the three months ended March 31, 2006. We expect to make cash contributions to our Canadian defined benefit plans of $0.8 million during the remainder of 2006.

11. Segment Reporting:

The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary key performance indicators for the chief operating decision maker are Sales and EBITDA. The Company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

For the three months ended March 31, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$78,964	$44,672	$6,699	$—	$130,335
Intersegment sales	10,768	4,362	16,225	(31,355)	—

Total Sales	89,732	49,034	22,924	(31,355)	130,335

EBITDA	$14,292	$6,775	$1,311	—	$22,378

Reconciliation of EBITDA to net income (loss)
EBITDA					$22,378
Depreciation and Amortization					11,138
Amortization of deferred financing charges					1,386
Interest expense, net					12,014
Income tax expense (benefit)					(870)

Net Income (Loss)					$(1,290)

For the three months ended March 31, 2005	United States	Mexico	Canada	Eliminations	Total consolidated
Sales	$82,679	$47,850	$7,691	$—	$138,220
Intersegment sales	7,410	9,939	13,441	(30,790)	—

Total Sales	90,089	57,789	21,132	(30,790)	138,220

EBITDA	$9,158	$10,074	$710	—	$19,942

Reconciliation of EBITDA to net income (loss)
EBITDA					$19,942
Depreciation and Amortization					11,317
Amortization of deferred financing charges					762
Interest expense, net					9,136
Income tax expense (benefit)					1,629

Net Income (loss)					$(2,902)

12. Condensed Combining Financial Statements:

The following condensed combined financial data is presented to segregate the assets, liabilities, and results of operations and cash flows of the US operations (the “Guarantors”) and the Canadian and Mexican operations (the “Non-guarantors”). Innophos Inc. has issued debt and the Guarantor subsidiary is a 100% wholly owned subsidiary of Innophos Inc. The Non-guarantors are 100% wholly-owned subsidiaries of the Guarantors. Innophos, Inc. and the Guarantor subsidiary will fully and unconditionally and joint and severally, guarantee the Company’s obligations under the Company’s senior credit facility and Innophos, Inc.’s Senior Subordinated Notes due 2014. Investments in subsidiaries are accounted for by the Guarantor using the equity method of accounting. The non-guarantors are presented on a combined basis. The principal combining adjustments are to eliminate intercompany balances and transactions.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of March 31, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Adjustments and Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$23,126	$—	$19,464	$—	$42,590
Accounts receivable	88,604	—	72,298	(104,420)	56,482
Inventories	45,034	—	33,900	—	78,934
Other current assets	8,277	—	10,022	(746)	17,553

Total current assets	165,041	—	135,684	(105,166)	195,559
Property, plant and equipment, net	155,818	—	141,654	—	297,472
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	92,096	59,861	—	(151,957)	—
Intercompany notes	129,016	—	—	(129,016)	—
Intangibles and other assets, net	56,521	—	15,269	—	71,790

Total	$605,729	$59,861	$332,638	$(386,139)	$612,089

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$26,900	$—	$—	$—	$26,900
Accounts payable	65,161	—	68,392	(104,420)	29,133
Other current liabilities	16,413	—	15,804	(746)	31,471

Total current liabilities	108,474	—	84,196	(105,166)	87,504
Long-term debt	352,500	—	129,016	(129,016)	352,500
Other long-term liabilities	1,979	—	27,330	—	29,309
Total stockholder’s equity	142,776	59,861	92,096	(151,957)	142,776

Total	$605,729	$59,861	$332,638	$(386,139)	$612,089

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of December 31, 2005

(In thousands)

	Innophos, Inc.	Guarantor* Subsidiary	Non-guarantor Subsidiaries	Adjustments* and Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$51,522	$—	$9,697	$—	$61,219
Accounts receivable	74,840	—	62,425	(81,423)	55,842
Inventories	42,399	—	33,882	—	76,281
Other current assets	9,759	—	13,539	(689)	22,609

Total current assets	178,520	—	119,543	(82,112)	215,951
Property, plant and equipment, net	159,237	—	145,779	—	305,016
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	90,751	62,617	—	(153,368)	—
Intercompany notes	129,893	—	—	(129,893)	—
Intangibles and other assets, net	58,504	—	15,228	—	73,732

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$20,009	$—	$—	$—	$20,009
Accounts payable	56,921	—	52,920	(81,423)	28,418
Other current liabilities	27,893	—	20,364	(689)	47,568

Total current liabilities	104,823	—	73,284	(82,112)	95,995
Long-term debt	377,891	—	129,893	(129,893)	377,891
Other long-term liabilities	1,765	—	26,653	—	28,418
Total stockholder’s equity	139,663	62,617	90,751	(153,368)	139,663

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

*	Reclassification occurred to conform with current year presentation.

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2006

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Adjustments and Eliminations	Total
Net sales	$89,732	$—	$71,958	$(31,355)	$130,335
Cost of goods sold	73,366	—	66,574	(31,355)	108,585

Gross profit	16,366	—	5,384	—	21,750

Operating expenses:
Selling, general and administrative expenses and R&D	7,588	—	3,089	—	10,677
In-process R&D	—	—	—	—	—
Restructuring and environmental costs	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	7,588	—	3,089	—	10,677

Operating income	8,778	—	2,295	—	11,073
Interest expense	6,507	—	2,490	—	8,997
Foreign exchange (gains)/losses	24	—	(77)	—	(53)
Other expense (income), net	—	—	(114)	—	(114)
Equity income	(936)	(719)	—	1,655	—

Income (loss) before income taxes	3,183	719	(4)	(1,655)	2,243
Provision (benefit) for income taxes	70	—	(940)	—	(870)

Net income (loss)	$3,113	$719	$936	$(1,655)	$3,113

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2005

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non- guarantor Subsidiaries	Adjustments and Eliminations	Total
Net sales	$90,087	$—	$78,920	$(30,787)	$138,220
Cost of goods sold	74,787	—	69,995	(30,787)	113,995

Gross profit	15,300	—	8,925	—	24,225

Operating expenses:
Selling, general and administrative expenses and R&D	12,450	—	2,763	—	15,213

Total operating expenses	12,450	—	2,763	—	15,213

Operating income	2,850		6,162	—	9,012
Interest expense, net	7,055	—	988	—	8,043
Foreign exchange (gains)/losses	(9)	—	287	—	278
Other expense (income), net	—	—	109	—	109
Equity income in non-guarantor subsidiaries	(3,194)	(3,273)	—	6,467	—

Income (loss) before income taxes	(1,002)	3,273	4,778	(6,467)	582
Provision (benefit) for income taxes	45	—	1,584	—	1,629

Net income (loss)	$(1,047)	$3,273	$3,194	$(6,467)	$(1,047)

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2006

	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiaries	Adjustments and Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$3,113	$719	$936	$(1,655)	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,538	—	5,600	—	11,138
Amortization of deferred financing charges	1,276	—	—	—	1,276
Deferred income taxes/(benefit)	45	—	(1,892)	—	(1,847)
Profit sharing	—	—	23	—	23
Equity income in non-guarantor subsidiaries	(936)	(719)	—	1,655	—
Non-cash activities, In process R&D	—	—	—	—	—
Non-cash activities, inventory adjustment	—	—	—	—	—
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(13,764)	—	(9,873)	22,997	(640)
(Increase)/Decrease in inventories	(2,635)	—	(18)	—	(2,653)
(Increase)/Decrease in other current assets	1,482	—	3,517	57	5,056
(Decrease)/Increase in accounts payable	8,240	—	15,472	(22,997)	715
Increase in other current liabilities	(11,634)	—	(4,406)	(57)	(16,097)
Changes in other long-term assets and liabilities, net	(1,474)	—	3,967	—	2,493

Net cash provided from operating activities	(10,749)	—	13,326	—	2,577

Cash flows from investing activities:
Capital expenditures	(2,147)	—	(559)	—	(2,706)
Acquisition of Phosphates Business	—	—	—	—	—
Costs of acquisition	—	—	—	—	—

Net cash (used for) investing activities	(2,147)	—	(559)	—	(2,706)

Cash flows from financing activities:
Net change in borrowings with Innophos Inc.	—	—	(3,000)	3,000	—
Advances to subsidiaries	—		—	—	—
Repayments from subsidiaries	3,000	—	—	(3,000)	—
Borrowings from revolving lines of credit	—	—	—	—	—
Capital contribution	—	—	—	—	—
Capital contribution—subsidiaries	—	—	—	—	—
Proceeds from issuance of long-term bonds	—	—	—	—	—
Proceeds from term loans	—	—	—	—	—
Principal payment of term loan	(18,500)	—	—	—	(18,500)
Repayment of revolver	—	—	—	—	—
Deferred financing costs	—	—	—	—

Net cash (used for) financing activities	(15,500)	—	(3,000)	—	(18,500)

Net change in cash	(28,396)	—	9,767	—	(18,629)
Cash and cash equivalents at beginning of period	51,522	—	9,697	—	61,219

Cash and cash equivalents at end of period	$23,126	$—	$19,464	$—	$42,590

INNOPHOS INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Combining Statements of Cash Flows

For the three months ended March 31, 2005

(In thousands)

	Guarantor Operations	Guarantor Subsidiary	Nonguarantor Operations	Adjustments and Eliminations	Total
Cash flows from operating activities:
Net income/(loss)	$(1,047)	$3,273	$3,194	$(6,467)	$(1,047)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,001	—	5,017	—	12,018
Deferred income taxes/(benefit)	45	—	(883)	—	(838)
Equity earnings	(3,194)	(3,273)	—	6,467	—
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(11,658)	—	(3,183)	12,922	(1,919)
(Increase)/Decrease in inventories	116	—	5,687	—	5,803
(Increase)/Decrease in other current assets	1,674	—	(1,820)	—	(146)
Increase/Decrease in accounts payable	8,025	—	(1,543)	(12,922)	(6,440)
Increase/(Decrease) in other current liabilities	(5,602)	—	3,229	—	(2,373)
Changes in other long-term assets and liabilities, net	(40)	—	(317)	—	(357)

Net cash provided by (used in) operating activities	(4,680)	—	9,381	—	4,701

Cash flows from investing activities:
Capital expenditures	(1,082)	—	(734)	—	(1,816)

Net cash (used for) investing activities	(1,082)	—	(734)	—	(1,816)

Cash flows from financing activities:
Repayments of revolving lines of credit	(17,000)	—	—	—	(17,000)
Capital Contribution	100	—	—	—	100
Principal payments of term loan	(550)	—	—	—	(550)
Proceeds from term loans	42,000	—	—	—	42,000

Net cash provided by/(used for) financing activities	24,550	—	—	—	24,550

Net change in cash	18,788	—	8,647	—	27,435
Cash and cash equivalents at beginning of period	11,289	—	1,473	—	12,762

Cash and cash equivalents at end of period	$30,077	$—	$10,120	$—	$40,197

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our 2005 annual report on Form 10-K and “Forward-Looking Statements” sections of this report.

Overview

Innophos Investments Holdings, Inc. is a holding company and the parent to Innophos, Inc. Innophos Investments Holdings, Inc., recognized under commonly controlled entities, was incorporated on January 31, 2005 in Delaware and is a wholly owned subsidiary of Innophos Holdings, Inc. On February 2, 2005, Innophos Holdings, Inc. contributed 100% of its interest in Innophos, Inc. to Innophos Investments Holdings, Inc. On February 10, 2005, Innophos Investments Holdings, Inc. issued $120 million of floating rate senior notes with a maturity of February 15, 2015. The use of the net proceeds from this note offering was a distribution to Innophos Holdings, Inc. which in turn made a distribution to its stockholders. Innophos Investments Holdings, Inc. was considered a reorganization of commonly controlled entities under Innophos Holdings, Inc. and therefore, the statements have been presented consolidated, including results of Innophos, Inc., for all periods.

On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet.

We are a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications. Our principal products include: (1) Purified Phosphoric Acid, (2) Specialty Salts and Acids, and (3) Technical Grade Sodium Tripolyphosphates and Other fertilizer products, or STPP and Other.

Purified phosphoric acid is used to make downstream phosphate derivatives and is also used directly in beverage applications and in water and metal treatment applications. Specialty salts are used in a variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications such as in: (1) bakery products as a leavening agent, (2) meat and seafood products for moisture, tenderness, and to enhance shelf-life, (3) dairy products to control melting and gelling, add calcium fortification, and to act as a preservative, (4) pharmaceutical and nutritional tablets as excipients or calcium additives, (5) oral care products as a toothpaste abrasive for whitening and anti-tartar, (6) technical applications such as water treatment and metal finishing, and (7) specialty fertilizers as essential nutrients. Specialty acids are used in a variety of industrial applications such as asphalt modification and petrochemical catalysis. STPP is a phosphate derivative primarily used in auto-dishwashing and detergents. Other products are co-production sold as fertilizers.

Below is a summary chart of the corporate structure of our direct parents and subsidiaries.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended March 31, 2006		Three months ended March 31, 2005
$ Millions	Amount	%	Amount	%
Net Sales	$130.3	100.0	$138.2	100.0
Cost of goods sold	108.6	83.3	114.0	82.5

Gross Profit	21.7	16.7	24.2	17.5
Operating expenses: Selling, general and administrative	10.4	8.0	14.7	10.6
R&D expenses	0.3	0.2	0.5	0.4

Income from Operations	11.0	8.4	9.0	6.5
Interest expense, net	13.4	10.3	9.9	7.2
Foreign exchange (gain) / loss, net	(0.1)	(0.1)	0.3	0.2
Other (income) / expense	(0.1)	(0.1)	0.1	0.1
Provision / (benefit) for income taxes	(0.9)	(0.7)	1.6	1.2

Net (loss)	$(1.3)	(1.0)	$(2.9)	(2.2)

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the period ended March 31, 2006 were $130.3 million, a decrease of $(7.9) million, or (5.7)%, as compared to $138.2 million for the same period in 2005. Selling price increases to offset rising raw material and energy costs had a positive impact of 10.1% or $13.9 million on sales. Volume declines partially offset by improved mix, had a negative effect of (15.8)% or $(21.8) million.

The following table illustrates for the period ended March 31, 2006 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	9.8%	(14.4)%	(4.6)%
Canada	14.3%	(27.2)%	(12.9)%
Mexico	9.8%	(16.3)%	(6.5)%

The following table illustrates for the period ended March 31, 2006 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acids	14.5%	(3.6)%	10.9%
Specialty Salts and Acids	5.9%	(8.2)%	(2.3)%
STPP and Other	14.3%	(37.5)%	(23.2)%

The significant volume decline in STPP and Other comes from the following approximate impacts:

•	12% from intentionally shedding low margin resales

•	76% from lost share at several STPP accounts

•	12% due to customer product reformulation

The decline in Specialty Salts and Acids volume was due in large part to a combination of issues driven by higher prices. These two product lines have experienced increased competition from non-United States competitors, particularly Mexico, China and Europe.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the period ended March 31, 2006 was $21.7 million, a decrease of $(2.5) million, or (10.3)%, as compared to $24.2 million for the comparable period in 2005. Gross profit percentage decreased to 16.7% for the three months ended March 31, 2006 versus 17.5% for the comparable period in 2005. Higher selling prices of $13.9 million and a positive product mix effect were offset by lower volumes, higher raw materials, energy, freight, exchange rate and depreciation costs of $(14.7) million. Gross profit was also negatively impacted $(3.0) million from our sulfuric acid maintenance outage in Mexico, and positively impacted by $1.3 million as a result of the adoption of the accounting pronouncement SFAS No. 151. The Company’s inventory accounting method is the first-in, first-out methodology and as such, the Company has not realized the full impact of rising raw material costs during the three month period ended March 31, 2006. The Company mostly sold, during the first quarter of 2006, the inventory produced during the fourth quarter of 2005, which was produced at lower raw material values. The Company currently has 66 days-on-hand of inventory.

Operating Expenses and Research and Development

Operating expenses in the current period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the three month period ended March 31, 2006, were $10.7 million, a decrease of $4.5 million, or 29.6%, as compared to the three month period ended March 31, 2005. This decrease was primarily due to decreases of $0.8 million of legal and professional fees related to Rhodia and CNA defense, $0.7 million of separation costs, relocation and recruitment costs, $1.2 million of advisory fees paid to our sponsors for our $120 million Floating Rate Senior Notes offering, and $0.5 million lower operating costs for insurance and research and development costs.

Operating Income

Operating income for the three month period ended March 31, 2006 was $11.0 million, an increase of $2.0 million, or 22.2%, as compared to $9.0 million for the comparable period in 2005. Operating income percentages increased to 8.4% for the three month period ended March 31, 2006 from 6.5% for the comparable period in 2005, as a result of the factors described above.

Interest Expense

Net interest expense for the three month period ended March 31, 2006 was $13.4 million, an increase of $(3.5) million, compared to $9.9 million for the same period in 2005. This increase is primarily due to the acceleration deferred financing amortization charges of $(0.6) million due to the required excess cash flow payment of $17.9 million made on March 31, 2006, the additional interest expense for the Floating Rate Senior Notes of $(2.5) million related to higher interest rates and a full quarter for 2006, and $(0.3) million of registration default liquidated damages on our Senior Subordinated Notes and Floating Rate Senior Notes. We filed the exchange offer registration statements for both series of notes in the fourth quarter of 2005, and they were declared effective by the Securities and Exchange Commission on February 14, 2006, which cured all registration defaults.

Foreign Exchange

Foreign exchange gain for the three month period ended March 31, 2006 was $0.1 million, an improvement of $0.4 million, as compared to a loss of $(0.3) million for the same period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three month period ended March 31, 2006 was a benefit of $0.9 million, compared to an expense of $(1.6) million for the comparable period of 2005. The decrease in the provision is due to lower earnings performance in our Mexico segment as a result of the sulfuric acid maintenance outage. In the U.S., we continue to carry a full valuation allowance for our net deferred tax asset.

Net Loss

Net loss for the three month period ended March 31, 2006 was $(1.3) million, an improvement of $1.6 million, compared to a loss of $(2.9) million for the same period in 2005, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and EBITDA, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended March 31, 2006	Three months ended March 31, 2005	Net sales % change
Segment Net Sales
United States	$78,964	$82,679	(4.6)%
Mexico	44,672	47,850	(6.5)%
Canada	6,699	7,691	(12.9)%

Total	$130,335	$138,220	(5.7)%

Segment EBITDA
United States	$14,292	$9,158
Mexico	6,775	10,074
Canada	1,311	710

Total	$22,378	$19,942

Segment EBITDA % of Net Sales
United States	18.1%	11.1%
Mexico	15.2%	21.1%
Canada	19.6%	9.2%

Segment Net Sales:

Net sales declined (4.6)% in the United States for the three month period ended March 31, 2006 compared to the same period of 2005. Positive price increases across all product lines of 9.8% did not compensate for volume declines of (14.4)% that occurred primarily in STPP and Other and Specialty Salts and Acids.

Mexico shows a decline of (6.5)% in net sales for the three month period ended March 31, 2006 compared to the same period of 2005, with selling price increases of 9.8% and volume declines of (16.3)%. STPP and Other accounts for approximately 70% of this volume decline, and Purified Phosphoric Acid accounts for most of the remainder.

Canada shows a net sales decrease of (12.9)% for the three month period ended March 31, 2006 compared to the same period of 2005, with selling price increases of 14.3%, and volume declines of (27.2)%. Two-thirds of the volume decline is in STPP and the remainder in Specialty Salts and Acids.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales increased to 18.1% for the three month period ended March 31, 2006 compared to 11.1% for the same period of 2005. This is due to the lower operating expenses in 2006 of $4.3 million from the exceptional expense items that were borne solely by the United States in 2005, along with the impacts of SFAS No. 151 of $1.2 million.

Mexico shows a decline to 15.2% for the three month period ended March 31, 2006, from 21.1% for the same period of 2005, which is primarily due to the expenses related to the sulfuric acid maintenance outage that occurred in the quarter. The turnaround was successfully completed during the period.

The rate in Canada increased to 19.6% from 9.2% for the three month period ended March 31, 2006 compared to the same period of 2005, due to selling price (both external and intercompany) and product mix improvements, along with impacts from the adoption of SFAS No. 151 of $0.1 million.

Liquidity and Capital Resources

	Three months ended March 31, 2006	Three months ended March 31, 2005
Operating activities	$2.6	$4.7
Investing activities	(2.7)	(1.8)
Financing activities	(18.5)	24.6

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2006 as compared to $4.7 million for the same period in 2005, a decrease of $(2.1) million. This decrease in operating activities is primarily due to $2.4 million of higher EBITDA $(3.1) million of higher taxes and interest paid in 2006, and a net change of $(1.4) million in current and other long-term assets and liabilities exclusive of interest and taxes.

Other current liabilities decreased $(16.1) million for the three months ended March 31, 2006 as a result of paying interest on our Senior Subordinated Notes, funding of our pension obligations, the payment of our 2005 employee bonus programs, and the payment of income taxes in Mexico.

Other current assets decreased by $5.1 million for the three months ended March 31, 2006 primarily attributable to applying prepayment of Mexico income taxes to offset the Mexican income tax liabilities.

Inventories increased by $(2.7) million due to higher valuations from rising raw material costs which caused inventory days-on-hand to increased by 3 days to 66 days-on-hand as of March 31, 2006.

Net cash used for investing activities was $(2.7) million for the three month period ended March 31, 2006, compared to $(1.8) million for the same period in 2005 entirely due to increased capital spending of $(0.9) million compared to 2005, some of which related to the completion of our information technology systems separation from Rhodia in the United States.

Net cash from financing activities for the three months ended March 31, 2006 was $(18.5) million, compared to $24.6 million for the same period of 2005, a decrease of $(43.1) million. For the three months ended March 31, 2006, the Company made principal payments on its term loan of $(18.5) million of which $(17.9) million was the excess cash flow payment required five days after issuance of the annual audited financial statements, as defined in our credit agreement. The financing activities during 2005 were attributable to the company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $(17.0) million outstanding on our revolving credit facility. Lastly, on February 10, 2005 Innophos Investments Holdings, Inc. completed a private offering of $120 million Floating Rate Senior Notes, in which the proceeds from the offering, less fees and expenses, was a distribution to the stockholders of Innophos Holdings, Inc.

We have available funds under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition and financing, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility, and our $190.0 million Senior Subordinated Notes due 2014. In addition, we have $135.2 million of debt which is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries. Interest payments on all our indebtedness have significantly reduced our cash flow from operations. As of March 31, 2006, we had total debt of $514.6 million.

Our senior secured credit facility currently totals $239.4 million, consisting of a five-year $50.0 million revolving credit facility and a six-year $189.4 million term loan facility. We had outstanding $189.4 million under our term loan facility as of March 31, 2006.

On March 31, 2006, $45.2 million remained available under the revolving credit facility to finance working capital needs, as there was approximately $4.8 million issued under our letter of credit sub-facility. The commitments under the revolving credit facility will expire on the fifth anniversary of the closing of the Acquisition. We will be able to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The borrowings under the term loan facility are expected to mature on the sixth anniversary of the closing of the Acquisition and are expected to be payable in quarterly installments of $0.481 million for the next 3.50 years and four quarterly installments of approximately $45.7 million in the final year.

The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any material adverse change in our financial condition as well as the absence of any financial covenants defaults as defined. As of March 31, 2006, no material adverse change has occurred and the Company believes that it is in full compliance with the covenant requirements of the senior credit facility.

On May 15, 2005, we began incurring liquidated damages of 0.25% per annum on our $190 million Senior Subordinated Notes due 2014, and Innophos Investments Holdings, Inc. $130.9 million Floating Rate Senior Notes due 2015, due to the delay in filing our exchange offer registration statements. The rate of liquidated damages increased 0.25% with respect to each subsequent 90 day period reaching 0.75% (maximum of 1.00% would have been effective February 15, 2006), until all registration defaults had been cured upon effectiveness of such registration statements. We filed the exchange offer registration statements for both series of notes in the fourth quarter of 2005, and they were declared effective by the Securities and Exchange Commission on February 14, 2006, which cured all registration defaults.

Capital Expenditures

We spent $2.7 million for the three month period ended March 31, 2006 to fund our capital expenditures, which is lower than normalized capital spending levels. We expect our capital expenditures to continue to run below depreciation levels, and we plan to fund these expenditures through net cash flows from operations. Management expects capital project execution performance to improve in future quarters.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of March 31, 2006 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Senior credit facility(1)	$239,937	$1,969	$1,925	$1,925	$97,112	$137,006	$—
2004 Senior Subordinated Notes(2)	335,620	17,041	16,863	16,863	16,863	16,863	251,127
Rhodia TSA(3)	511	511	—	—	—	—	—
Future Service Pension Benefits	6,576	339	394	447	526	582	4,288
Other(4)	565,442	46,705	44,814	44,814	44,814	44,814	339,481
Operating leases	21,139	4,326	3,794	3,035	2,406	2,092	5,486
Floating rate senior notes(5)	120,000	—	—	—	—	—	120,000

Total contractual cash obligations	$1,289,225	$70,891	$67,790	$67,084	$161,721	$201,357	$720,382

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be $13.9 million assuming a 7.15% interest rate. The Company made an excess cash flow payment of $17.9 million on March 31, 2006.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.
(3)	Represents minimum payments for Transition Services provided by Rhodia.
(4)	Represents minimum annual purchase commitments to buy raw materials from a supplier that extends through 2018. In 2006, the amount also includes natural gas purchase commitments.
(5)	Represents the $120 million floating rate senior notes due 2015 which were issued on February 10, 2005. Amounts do not include interest accrued in the form of new notes estimated to be $103 million by year 2010 which are payable in 2015. Beginning in 2010, estimated annual cash interest payments would be $28.5 million assuming a 12.75% interest rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2006, we had $190.0 million principal amount of fixed-rate debt, $239.4 million of available floating-rate debt, and $135.2 million Floating Rate Senior Notes. Based on $189.4 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.9 million per year. The $135.2 million Floating Rate Senior Notes maturing in 2015 will pay interest in the form of issuing new notes in-lieu of cash until 2010. In 2010 and thereafter the interest on the Floating Rate Senior Notes will be required to be paid in cash. Therefore, an increase of one percentage point would cause an increase of $1.4 million per year in the form of additional notes due in 2015. As all of the business for Innophos Investments is transacted through Innophos, Inc. and its subsidiaries, Innophos Investments Holdings, Inc. is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2006, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2006. However, management has performed additional procedures as a result of the material weaknesses and believes that the financial statements included in this report present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses Previously Disclosed

As previously discussed in item 9A of our 2005 Annual Report on Form 10-K, the Company reported the following material weaknesses:

•	The Company did not have effective controls over access to key financial systems and data, including formal procedures over recording and approving non-standard journal entries. Specifically, effective controls were not designed and in place to appropriately segregate the initiation, authorization and recording duties within the organization. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls to ensure accuracy and completeness of accounting entries primarily relating to cut off of certain revenue and expenditure activity. Specifically, the Company did not have controls designed and in place to ensure that written policies and procedures related to cut-off activities were sufficient. This control deficiency resulted in audit adjustments impacting the fourth quarter 2005 financial statements. In addition, this control deficiency could result in a misstatement of certain revenue and expenditure accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls over the completeness and accuracy of income tax accounts as reported under generally accepted accounting principles, including calculations of deferred tax assets and liabilities and income tax expense. Specifically, the Company does not have personnel with the appropriate level of technical tax experience and training necessary to ensure that the Company’s income tax accounts were in accordance with generally accepted accounting principles of the United States. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies described above constitutes a material weakness.

Remediation of the Material Weaknesses

During the quarter ended March 31, 2006, management has:

•	Improved its controls concerning customer rebate contract documentation and accounting.

•	Continue to improve its training of staff, monitoring of tax law changes, and its reporting controls concerning income tax reporting and account valuation.

•	Developed a plan for, and continues to make progress in, upgrading its financial systems to improve the controls related to access of financial information, the design of its information systems, and segregation of the Company’s initiation, authorization and recording duties, including the processing of non-standard journal entries.

•	Improved its monitoring, communications, and controls related to subsidiary accounts.

•	Improved the procedures and controls for the preparation and posting of manual journal entries.

•	Performed a staffing analysis of, and added permanent, contract, and consulting staff to its financial organization. However, the Company is continuing to develop financial capabilities and has recognized that additional accounting staff is needed. In response, the staffing plan is being implemented.

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

As noted, Management also recognizes that it will need to create an independent information technology platform, enhance its reporting processes and implement additional financial and management controls. Efforts are underway to accomplish these objectives. In January 2006, Innophos implemented a new enterprise resource planning system in the Mexico operations.

While the remediation measures have improved the design effectiveness of internal controls over financial reporting, certain of the newly designed controls either were not operating effectively as of March 31, 2006 or had not operated for a sufficient period of time prior to that date to demonstrate operating effectiveness. This included the areas related to income taxes, access to information systems and data and cut-off of certain accounts.

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

Changes in Internal Control over Financial Reporting

Other than noted above, there have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

As initially assessed by the CNA, and at current exchange rates the basic CNA claims total approximately $37.0 million, (comprised of approximately $26.6 million on Salt Water Claims and $10.4 million on Fresh Water Claims). There were also CNA claims for interest, inflation, surcharges and penalties under the Mexican Federal Tax Code of approximately $98.0 million (comprised of $78.2 million on Salt Water Claims and $19.8 million on Fresh Water Claims), resulting in an approximate total claim amount of $135.0 million at current exchange rates. Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and is vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations) confirming their original claims totaling $30.2 million ($10.4 million in basic claims and $19.8 million in interest, inflation, surcharges and penalties). In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. The CNA reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and the CNA’s recent rulings, including a discretionary appeal seeking a court ruling on our substantive challenges to the Salt Water Claims. The CNA’s responses to the appeals are expected to be filed with the Court soon.

Rhodia Indemnification. We believe that we are indemnified against such CNA claims, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the closing date under the terms of the purchase and sale agreement with Rhodia, from whom our business was purchased on August 13, 2004 (the “P&S Agreement”). Rhodia has assumed control of the defense of the CNA claims and acknowledged responsibility for such claims, but under a reservation of rights. Innophos asserted that it is entitled to full indemnification; Rhodia disagreed, asserting that the applicable indemnification under the P&S Agreement would be for breach of representations and warranties, subjecting our claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount. On December 16, 2004, Innophos sued Rhodia in New York state court seeking a determination that we are entitled to full indemnification under the P&S Agreement. Innophos filed a motion for summary judgment, seeking declarations that the CNA claims are Taxes under the P&S Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an Order granting Innophos’ summary judgment motion on both counts on June 13, 2005. Rhodia has appealed and briefing and oral argument before the Court have been completed. The Court’s ruling on the appeal could be further appealed. In the event of a final determination overruling the trial court’s granting of summary judgment in Innophos’ favor, the case would be sent back to the trial court for further proceedings.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $159.3 million at current exchange rates projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $34.6 million at current exchange rates. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determined that security was not provided in a timely manner, or that Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Fosfatados’ assets or appoint a surveyor with certain administrative powers over Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties). To the extent such judgments are not paid by Rhodia, this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time we could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the purchase and sale agreement.

Mexican Water Recycling System – PAMCAR Agreement

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility (the “PAMCAR Agreement”). The PAMCAR Agreement required that such action plans be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the PAMCAR Agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which were issued in 2005 (the CPDs”).

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004 Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise CPDs to levels which the now-improved operations can satisfy. In 2005, Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and CPDs) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados were found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.3 million (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.0 million. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded Tax Table discharge limits related to pH levels. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Elevated Mold Complaints Concerning Dicalcium Phosphate Products

Rhodia, Inc., our agent for the marketing and sale of specialty phosphates into the pharmaceutical tablet excipient and mineral supplement markets, has notified us of complaints by some customers concerning post-production elevated mold growth and moisture in certain lots of one of our dicalcium phosphate products, DiTAB® USP Grade/FCC Grade. The lots in question were shipped during the summer and fall of 2005. Our products all met applicable specifications when packaged, and passed our stringent testing protocols, including those to detect mold.

We immediately began a root cause investigation, which is ongoing. Samples of the lots in question, retained by us as part of our normal practice, were tested and found not to exhibit elevated mold levels. However, initial results of the investigation suggest that post-production mold growth may have occurred. We are working closely with customers who have raised questions or concerns, and with Rhodia. While the material in question met our specifications, we have offered to replace returned material, without additional cost to the customer.

The contingent liability for claims related to this incident is neither probable nor remote, but is reasonably possible. We recorded a reserve at December 31, 2005 of $0.3 million in net sales which represents the value of the product returned.

During the first quarter of 2006, several additional complaints were received concerning one lot of such product packaged in bags worth approximately $20 thousand which was shipped to Australia, stored and distributed to customers. As above, the retained samples did not exhibit elevated mold levels and operating conditions at our Chicago Heights plant were normal at the time of production. The preliminary investigation has discovered that certain bags from that lot still in storage in Australia showed evidence of being wet on the exterior. It is possible that the product in such bags could have become wet and otherwise been subject to conditions conducive to post-production mold growth. We are working with Rhodia and the customers in question to continue the investigation of this incident and to provide information requested by the customers and Australian regulatory authorities. At this time, we do not have sufficient information to determine the likelihood or amount of contingent liability for this set of complaints, or that would justify adjusting the reserve referenced above.

We maintain commercially reasonable amounts of product liability insurance in the event of claims, but this insurance does not cover recall liability.

Some customers that complained about elevated mold levels have either completed audits or asked to audit our Chicago Heights, IL manufacturing facilities where the products in question were made. We have approved those requests. Those facilities have been audited or inspected in the past by pharmaceutical and other commercial customers, as well as government agencies, including the United States Food and Drug Administration. We have cooperated and intend to continue cooperating with such audits and inspections, have voluntarily accepted recommendations and observations and have improved our processes over the years. Once the root cause(s) of the incidents described above are identified, we intend to take any necessary corrective action.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its now-shuttered fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment (“MOE”). Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the P&S Agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS INVESTMENTS HOLDINGS, INC.

/s/ Randolph Gress

By: Randolph Gress

Its: Chief Executive Officer and Director

(Principal Executive Officer)

Dated: May 11, 2006

INNOPHOS INVESTMENTS HOLDINGS, INC.

/s/ Richard Heyse

By: Richard Heyse

Its: Vice President and Chief Financial Officer

(Principal Financial Officer)

Dated: May 11, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer dated May 11, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 11, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated May 11, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated May 11, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002